Form 10QSB
period 2001-03-31
PETROCAL INC
filed 2001-05-15
CIK 1102339

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  to

          Commission file number  0-28955

               PETROCAL INCORPORATED
   (Exact name of registrant as specified in its charter)

Delaware                           52-2201492
(State or other jurisdiction     (I.R.S. Employer
 of incorporation organization)   Or Identification
                                  No.)

    1504 R Street, N.W., Washington, D.C. 20009
(Address of principal executive offices  (zip code)

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

Class               Outstanding at March 31, 2001
Common Stock,
par value $0.0001              5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               PETROCAL INCORPORATED
           (A Development Stage Company)
                As of March 31, 2001
                    (Unaudited)

                       ASSETS

Cash
                                  $ 500

                                   --------
TOTAL ASSETS
                                   $ 500

                                   =====

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
                                    $  -

                                    -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized,
none issued and outstanding            -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
5,000,000 issued and outstanding       500
Additional paid-in capital           1,330
Deficit accumulated during
development stage                   (1,330)
                                    -------
Total Stockholder's Equity             500

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY               $500

                                     =======

See accompanying notes to financial statements

               PETROCAL INCORPORATED
           (A Development Stage Company)
              Statement of Operations
                    (Unaudited)

             For the three   For the three  March24,1999
             Months Ended    Months ended   (Inception)to
             March 31, 2001  March 31, 2000 March 31, 2001

Income        $    -            $  -            $  -

Expenses
  Organization
    expense         -               -              580
   Professional
    Fees            -               -              750
              ----------      --------         --------

Total expenses     -               -             1,330
              ----------       --------         -------
NET LOSS           -               -            (1,330)
               =========       ========         =======

            See accompanying notes to financial statements

                        PETROCAL INCORPORATED
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
                    For the Period From March 24, 1999 (Inception)
                          To March 31, 2001
                             (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -           $ 500

Fair value of
expenses contributed   -           -         1,330           -          1,330

Net loss for the periods ended:

December 31, 1999      -           -          -           (1,330)      (1,330)
December 31, 2000      -           -          -             -            -
March 31, 2001         -           -          -             -            -

BALANCE AT
March 31, 2001     5,000,000     $ 500      $1,330        $ (1,330)     $ 500

            See accompanying notes to financial statements


            See accompanying notes to financial statements

                        PETROCAL INCORPORATED
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           March 31, 2001      March 31, 2000     March 31, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $  (1,330)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                   1,330
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                   -                    -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                    -               $ 500
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A) Organization and Business Operations

Petrocal, Inc. (formerly Guardian Acquisition
Corporation, See Note 3(B)) (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December
31, 2000, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2001 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG
Capital on behalf of the Company (See Note 3).

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

(B) On August 8, 2000, the Company entered into an agreement for a business combination with Triton-
Eurasia Petroleum, Inc., a company which is an independent Canadian company which intends to develop underdeveloped oil and natural gas properties. The agreement is subject to certain conditions including execution by the shareholders of Triton-Eurasia. As of the date of this report, the agreement has not been effected and there is no assurance that the business combination will occur.
In connection with the execution of the agreement, the Company changed its name from Guardian
Acquisition Corporation to Petrocal Incorporated.

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

     On August 8, 2000, the Company entered into an agreement for a business combination with Triton-
Eurasia Petroleum, Inc., a company which is an independent Canadian company intending to develop underdeveloped oil and natural gas properties. In connection with the execution of the agreement, the Company changed its name from Guardian Acquisition
Corporation to Petrocal Incorporated. The agreement is subject to certain conditions including execution by the shareholders of Triton-Eurasia. As of the date of this report, the business combination has not been effected and there is no assurance that the business combination will occur.



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

Dated: May 14, 2001