Form 10QSB
period 2001-06-30
PETROCAL INC
filed 2001-08-20
CIK 1102339

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                  June 30, 2001
or

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

                                648 First Street
                       Hermosa Beach, California 90254

               (Address of principal executive offices (zip code)

                                310-200-6761
              (Registrant's telephone number, including area code)

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

Class                            Outstanding  at  June  30,  2001
Common  Stock,
par  value  $0.0001              5,000,000

                   PART  I  --  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              PETROCAL INCORPORATED
                          (A Development Stage Company)
                               As of June 30, 2001
                                   (Unaudited)

                                     ASSETS


Cash                                $  500
                                    ------
TOTAL  ASSETS                       $  500
                                    ======

LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES                         $  _
                                    ------
STOCKHOLDER'S  EQUITY

Preferred  Stock,  $.0001  par  value,
20,000,000  shares  authorized,
none  issued  and  outstanding            _
Common  Stock,  $.0001  par  value,
100,000,000  shares  authorized,
5,000,000  issued  and  outstanding   500
Additional  paid-in  capital        1,330
Deficit  accumulated  during
development  stage                 (1,330)
                                   -------
Total  Stockholder's  Equity          500

TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY            $ 500
                                   =======


                 See accompanying notes to financial statements

                              PETROCAL INCORPORATED
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


               For  the     For  the     For  the    For  the   March24,
               Six  Months  Six  Months  3-Months    3-Months   1999
               Ended        Ended        Ended       Ended      (Inception)
               June  30,    June 30,     June 30,    June  30,  to  June  30,
               2001         2000         2001        2000       2001


Income        $   -       $  -         $  -        $  -       $   -

Expenses
  Organization
    expense       -          -            -           -           580
  Professional
    Fees          -          -            -           -           750
               -------     -------     -------     -------     -------

Total  expenses   -          -            -           -         1,330
               -------     -------     -------     -------     -------
NET  LOSS         -          -            -           -        (1,330)
               =======     =======     =======     =======     =======



                 See accompanying notes to financial statements

                              PETROCAL INCORPORATED
                          (A Development Stage Company)
                  Statement of Changes in Stockholder's Equity
                For the  Period  From  March  24,  1999  (Inception)
                                To June 30, 2001
                                   (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common  Stock          Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common  Stock
  Issuance         5,000,000    $  500     $  -         $   -           $  500

Fair  value  of
expenses  contributed   -           -       1,330           -            1,330

Net  loss  for  the
periods  ended:

December  31,  1999      -           -          -        (1,330)       (1,330)
December  31,  2000      -           -          -             -            -
June  30,  2001          -           -          -             -            -

BALANCE  AT
June  30,  2001    5,000,000    $  500      $1,330     $ (1,330)        $ 500



                 See accompanying notes to financial statements

                              PETROCAL INCORPORATED
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited

                             January 1, 2001     January 1, 2000    March 24, 1999
                             to                  to                 (Inception) to
                             June  30, 2001      June 30, 2000      June 30, 2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
Net  loss                       $   -             $   -               $  (1,330)
 Adjustment  to  reconcile  net
 loss  to  net  cash
 used  by  operating  activities

 Contributed  expenses              -                 -                   1,330
                              ----------          ------------        ----------
 Net  cash  used  in  operating
  activities                        -                 -                     -
                              ----------          ------------        ----------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                         -                 -                     -
                              ----------           ------------       ----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from  issuance  of
 common  stock                      -                 -                    500
                              ----------           ------------       ----------
Net  cash  provided  by
 financing  activities              -                 -                    500
                              ----------           ------------       ----------
INCREASE  IN  CASH  AND  CASH
 EQUIVALENTS                        -                 -                    500

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF  PERIOD              500               -                     -
                              ----------           -----------        ----------
CASH  AND  CASH  EQUIVALENTS
  END  OF  PERIOD               $   500               -                  $ 500
                              ==========           ===========        ===========


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

(D)  Income  Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

(C)  Additional  Paid-In  Capital

Additional paid-in capital at June 30, 2001 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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

On July 6, 2001, in anticipation of closing of the business combination with Triton-Eurasia Petroleum, Inc. which transaction contemplates the designation of new directors otherwise than at a meeting, Petrocal filed a Schedule 14-f(1) noticing Petrocal's intent to acquire all of the outstanding shares of common stock of Triton from the shareholders thereof and the appointment of new directors of Petrocal.

On July 31, 2001, Petrocal redeemed 4,700,000 of its then 5,000,000 shares of outstanding common stock and issued its common stock for the acquisition of the outstanding stock of Triton-Eurasia. The officer and director of Petrocal resigned and new officers and directors were appointed.

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

On July 6, 2001, in anticipation of closing of the business combination with Triton-Eurasia Petroleum, Inc. which transaction contemplates the designation of new directors otherwise than at a meeting, Petrocal filed a Schedule 14-f(1) noticing Petrocal's intent to acquire all of the outstanding shares of common stock of Triton from the shareholders thereof and the appointment of new directors of Petrocal.

On July 31, 2001, the Company redeemed 4,700,000 of its then outstanding 5,000,000 shares of common stock and effected the transaction with Triton-Eurasia Petroleum by the issuance of its common stock for the exchange of the outstanding shares of common stock of Triton-Eurasia. The sole officer and director of the Company resigned and new officers and directors were appointed as described in the Company's Form 8-K.

Operations

The Company proposes to exploit and develop several properties in California. While California has a long history of oil and gas production dating back to the late 1800's, and a large and diverse base of both oil and gas reserves, and currently produces over 900,000 barrels of oil per day, it is a net importer of oil and gas. On one hand, it has a vast network of pipelines and other oil and gas related infrastructure, on the other, the majority of its fields were conventionally developed back in the 1950's and 1960's. The result is an environment with both redevelopment opportunities and numerous high quality exploration prospects sitting amidst the largest petroleum consuming market in the world.

The Company, together with Trio Petroleum, Inc., a California corporation (collectively, with the Company, the "Farmee"), has executed a farmout agreement, with Patriot Resources, LLC, a Colorado limited liability company, The Rudman Partnership, a Texas partnership, and Nortex Corporation, a Texas corporation (collectively, the "Farmor"), for the drilling and completion of certain wells in the Cascade Oil Field in the Santa Susana Mountains within the city of Los Angeles, California. The Agreement calls for the Farmee to drill two wells in order to earn its working interest in the deep rights of the Cascade Field. Under the farmout agreement, upon successful drilling in paying quantities and completion of the first two wells, the Farmee becomes eligible to earn a fractional working interest in all production of each wells' seven - acre spacing unit and the remainder of the deep interest in the Cascade Field.

Drilling in the first well started in March 2001. The Company has an undivided before payout working interest of 16.8 percent, and after payout working interest of 11.7 percent in all production of the first well. So far the Company has received about $90,000 before payout against an investment of $270,000 made in the first well. The Company has, effective August 13, 2001 commenced drilling of the second well and expects to complete same by middle of September, 2001. In the second well, the Company has an undivided before payout working interest of 16.8% and after payout working interest of 11.7%. The Company expects to obtain the remainder of the deep interest in the Cascade Field upon completion of the second well.

The Company intends to seek strategic relationships with other oil exploration and development companies that will allow the Company to exploit idle and/or undeveloped reserves that are in proximity to existing production sites. The Company believes that such efforts would make the exploration and development of these properties less risky and more cost-effective than other drilling opportunities. The Company intends to maintain a working interest position in each of its core properties, thereby maintaining control of various aspects of drilling, completion and production which, in turn, will allow the Company to control the expenses, timing of development and exploration of its properties.

The Company has limited finances and requires additional funding in order to accomplish its exploration, development and acquisition objectives. There is no assurance that the Company will have revenues in the future or that it will be able to secure other funding necessary for its future growth and expansion. There is also no assurance that the Company's oil and gas exploration activities will produce commercially productive reservoirs. The Company's efforts to drill for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other related costs.


The Company currently operates at a loss. The Company's management expects losses to continue for the forseeable future. The Company requires additional funding to achieve its growth objectives. If the Company does not receive additional funding, it will not be able to successfully conduct its operations. The cost of drilling, completing and operating wells is often uncertain. The Company cannot be sure that the wells that the Company intends to drill will be productive or that it will recover all or any portion of the Company's investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

Market  for  the  Company's  Securities

There is currently no established trading market for the Company's securities and the Company does not have a market maker for its securities. The Company intends to file a registration statement on Form SB-2, or such other form as may be required, to register certain of the securities held by its shareholders and such other securities as it may deem advisable.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     (b)     Reports  on  Form  8-K

      There were no reports on Form 8-K filed for the period of time covered by this report, but the Company intends to file a Form 8-K, if not already filed prior to the filing of this Form 10-QSB, noticing the business combination described elsewhere herein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROCAL  INCORPORATED

By:      /s/  Darrin  Katic
      -----------------------
      Darrin  Katic,  President

Dated:  August  20,  2001