Form 10KSB
period 2001-08-31
PETROCAL INC
filed 2002-10-03
CIK 1102339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                                   (Mark One)

             [  ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                       OR

             [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 2001 to August 31, 2001

                         Commission file number 0-28955

                              PETROCAL INCORPORATED
              (Exact name of small business issuer in its charter)

                Delaware                                      52-2201492
     (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                    648 First Street, Hermosa Beach, CA 90254
              (Address of principal executive offices)  (zip code)

                   Issuer's Telephone Number:  (310) 937-3603

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__________        No ____X________

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.

$124,639

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The last sale of the shares of common stock of the Company to a non-affiliate was made on August 27, 2002 under a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, at the price of $0.25 per share. The total number of shares of common stock issued and outstanding as of August 31, 2002 were 16,150,764. Based on the foregoing, the aggregate market value of the shares of common stock of the Company is $4,037,691.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                         Outstanding at of August 31, 2002

Common Stock, par value $0.0001               16,150,764
Preferred Stock, par value $0.0001            None

Documents incorporated by reference:  None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Form  and  year of organization. PetroCal Incorporated (the "Company"), formerly
-------------------------------                              -------
known as Guardian Acquisition Corporation, was incorporated as a business corporation under the laws of the State of Delaware on March 24, 1999.

The Company changed its name to PetroCal Incorporated in August 2000 in anticipation of a business combination (the "Business Combination") with
                                                   ---------------------
Triton-Eurasia  Petroleum  Inc.  ("Triton"), a business corporation organized on
                                   ------
June  2,  1998  under  the  laws  of  the  Province  of  Alberta,  Canada.

The Business Combination was consummated on July 31, 2001. Each of the shareholders of Triton exchanged each of their shares into equal number of shares of common stock of the Company and Triton became a wholly owned subsidiary of the Company. Triton was domesticated into a Delaware entity on November 6, 2001. On November 16, 2001, Triton merged with and into the Company and the separate existence of Triton was terminated. The merger of Triton into the Company is intended to qualify as a tax-free reorganization under Section
368(a)(1)(B) of the Internal Revenue Code of 1963, as amended. The Company has not been a subject of any bankruptcy, receivership or similar proceedings.

The Company is a development stage company. Prior to the Business Combination, it may be deemed to be a "blank check" company within the meaning of Section
(7)(b)(3) of the Securities Act of 1933, as amended (the "Securities Act").  The
                                                          --------------
Company is a Reporting Company, as that term is defined under Regulation SB promulgated under Securities Act. It voluntarily registered under Securities Exchange Act of 1934, as amended (the "Exchange Act") with a view to engage in a
                                       ------------
merger with, or acquisition of, a foreign or domestic private corporation desirous of becoming a Reporting Company.


The Company had no business operations prior to the Business Combination. Triton was an independent oil and natural gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties, primarily in southern California. It was formed with the primary objective of domestic and international acquisition, management and development of oil and gas projects with a view to accelerated incremental oil production and enhanced oil recovery.

The Company is currently engaged in the acquisition, exploitation/exploration and development/re-development of oil and gas in North America, more specifically California and exploration work in the CIS countries.

The State of California has a long history of oil and gas production dating back
to the late 1800's.   In fact, the Los Angeles basin is one of the richest oil
and gas basins in the world, and to date has produced over 8 billion barrels of oil and 7 trillion cubic feet of gas. While California has a large and diverse base of both oil and gas reserves, and currently produces over 900,000 barrels of oil per day, the state is a net importer of oil and gas. And while the state has a vast network of pipelines and other oil and gas related infrastructure, the majority of the fields were conventionally developed back in the 1950's and 1960's. The result is an environment with both redevelopment opportunities and (numerous high quality) exploitation/exploration prospects in the middle of the largest petroleum consuming market in the world.

STRATEGY

PetroCal's acquisition strategy in California is two fold: first to acquire properties with proven producing reserves and characteristics inherent to redevelopment and second, to acquire high quality, low risk exploitation prospects.

OPERATIONS  AND  PLANS

This document includes forward-looking statements, including statements regarding, among other items, (i) the Company's anticipated growth strategies,
(ii) future capital projects, and (iii) business or other plans of the Company. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of many factors beyond the Company's control, including, among others, changes in the competitive marketplace and general economic changes. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire. Set forth below is a description of the Company's operations and plans.

Cascade Oil Field

The Cascade Oil Field is located in the Santa Susana Mountains within the city of Los Angeles California. Since its discovery in 1954, Cascade oil field has produced approximately two million barrels of 26 gravity oil from shallow sands. In 1990 production was established from deeper sands. To date this new zone has produced over 525,000 barrels of 28 oil and 525,000 MCF of gas. The field limits have been roughly defined by drilling the shallow wells, but the deeper oil sands appear to be considerably more extensive and will require step out drilling to properly develop this accumulation.

The Company, together with Trio Petroleum, Inc., a California Corporation (collectively, with the Company, the "Farmee"), has executed a "farmout
                                      ------
agreement," with Patriot Resources, LLC, a Colorado limited liability company, The Rudman Partnership, a Texas partnership, and Nortex Corporation, a Texas corporation (collectively, the "Farmor"), for the drilling and completion of
                                ------
certain wells in the Cascade Oil Field in the Santa Susana Mountains within the city of Los Angeles, California. Drilling of the first well (Cascade Unit 1) began on February 19, 2001. The well was completed and placed in production March 23, 2001. Drilling of the second well (Cascade Unit 2) began on August 15, 2001 and was completed and placed in production on October 2, 2001. Production from the two wells averages 175 barrels of oil per day and 175 MCF of gas per day. The company estimates four more wells will be required to fully develop the field. Cascade Unit 3 is expected to begin drilling in the summer of 2002. The well is expected to cost $750,000. The Company has an approximately 12% working interest in the project. It estimates its portion of the capital expenditure at the Cascade field for 2002 to be $82,500.

Sawtelle Oil Field

The Company has a 2% working interest in approximately 230-acre portion of the Sawtelle Oil Field located in the north west corner of the Los Angeles Basin.
As of August 31, 2002, only one well has been drilled on the land block, which well was completed and placed in production on December 2, 2001. There are no current plans for a second well at this time. The field is operated by Breitburn Energy LLC, an independent entity.

Pacific Energy Resources

The Company has entered into an agreement with Scanner Investments LLC ("Scanner"), a Delaware limited liability company, which has an Asset Purchase Option Agreement dated as of April 18, 2002 with Pacific Energy (the "Option
                                                                          ------
Agreement"). Pursuant to the Option Agreement, Scanner has the option to purchase, for a total purchase price of $5 million, a substantial part of the assets of Pacific Energy. Scanner, in turn has entered into agreements with the Company and two other California-based companies, Shamrock Resources, Inc., and Katman Petroleum, Inc. (collectively, the "Acquiring Entities"), as of May 1,
                                              ------------------
2002, pursuant to which the Company shall acquire a 25% working interests in the assets of Pacific Energy in exchange of a purchase price of $1,250,000 (the
"Purchase  Price").  $1,000,000  of  the  Purchase Price is cash payment and the
    ------------
balance is by way of a promissory note. As of August 31, 2002, the Company has invested approximately $500,000 in the transaction and expects to pay the balance by the first quarter of 2003 through a combination of loans, equity capital and revenue from operations. There is no assurance that funds would be available to meet the foregoing requirements.

Phase I of the planned redevelopment will begin in November 2002. The program is focused primarily on the oil and gas leases located within the Wilmington Oil Field. The plan calls for the re-drilling of 10 wells, 8 producers and 2 water injectors. The cost of the development is estimated at $2,500,000 and is expected to raise the production of oil by 700 barrels per day. The Company estimates its portion of the capital expenditures at $625,000, which expenditure is in addition to the Purchase Price.

Pacific Energy's assets include fourteen oil and gas leases in four fields located in the prolific Los Angeles Basin. The fields: Wilmington, Long Beach, Rosecrans and Montebello are expected to produce understood to about 487 barrels of oil per day from 54 wells. Set forth below is some indicative information about each of these fields, as made available to the Company:

The Wilmington Oil Field, discovered in 1932, is located in the Los Angeles Basin within the City of Long Beach. The field is understood to be one of the largest in North America with estimated original oil in place of over eight billion barrels. To date the field is understood to have produced approximately two and a half billion barrels or about 27% of the original oil in place. The field lies on a major anticline along the western margin of the Los Angeles Basin; it is understood to be approximately eleven miles long and three miles wide encompassing a total productive area of over 13,500 acres. The majority of Pacific Energy's productive acreage is contained within the Wilmington field, namely four oil and gas leases (Pico, Refinery, Youngstown, Major Dominguez) encompassing about 545 acres with 38 wells producing 321 barrels per day.

The Long Beach Oil Field, discovered in 1921, is located in the Los Angeles Basin within the City of Long Beach. Original oil in place is estimated at four billion barrels. To date the field has produced over one billion barrels of oil or 25% of the original oil in place. Pacific Energy's productive acreage at Long Beach is contained within three oil and gas leases (Tycoon, Acme, Pierce-Lightburn) encompassing about 20 acres with 4 wells producing 65 barrels per day.

The Rosecrans Oil Field, discovered in 1925, is located in the Los Angeles Basin within the City of Los Angeles. Original oil in place is estimated at 4 billion barrels. To date the field is understood to have produced approximately one billion barrels or about 25% of the original oil in place. Pacific Energy's productive acreage at Rosecrans is contained within two oil and gas leases (Trust, GOC/SERP) encompassing about 30 acres with 6 wells producing about 62 barrels per day. Pacific Energy also holds the mineral rights to about 490 prospective acres in the East Rosecrans Field.

The Montebello Oil Field, discovered in 1917, is located in the northeast corner of the Los Angeles Basin within the City of Los Angeles. Original oil in place is estimated at over eight hundred million barrels. To date the field is understood to have produced approximately two hundred million barrels or about 25% of the original oil in place. Pacific Energy's productive acreage at Montebello is contained within three oil and gas leases (Repetto, Barry, Piuma-Briano) encompassing about 50 acres with 6 wells producing 39 barrels per day.

ITEM 2.  DESCRIPTION OF PROPERTY

Oil and gas properties at August 31, 2001 consisted of the following (successful efforts method):


                    Proved                        $     496,767
                    Unproved                                  -
                    Less: Accumulated depletion          12,738
                                                  -------------
                    Oil and gas properties - net  $     484,029
                                                  -------------

Depletion expenses for the years ended August 31, 2001 and 2000 were $12,738 and none, respectively.

The  Company has no other properties. The Company currently uses the home office
of  the  President of the Company as its office at no cost to the Company.   The
Company is not required to make disclosures pursuant to Security Act Industry Guide 2.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below are matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report: July 31, 2001: Unanimous written consent of sole stockholder for redemption of shares held by TPG Capital, Inc.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The securities of the Company are not registered under the Securities Act, and there is no public market for the securities. As of August 31, 2001, the total number of holders of record of the Company's common stock was 36 (47 as of August 31, 2002). On July 31, 2001, the Company issued 13,318,764 shares of common stock, of which 13,018,74 shares were issued in exchange of shares of common stock of Triton-Eurasia Petroleum Inc., which the Company acquired, and 300,000 shares of common stock were issued in exchange for services rendered to the Company. On August 1, 2001, it further issued 300,000 shares for services rendered. All of the shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act. Additionally, on July 31, 2001, the

Company issued 3 to 5 year warrants for the purchase of 600,000 shares of common stock for prices ranging from $1 to $1.50 per share of common stock, in exchange for services rendered to the Company. Thereafter, the Company conducted a private placement of its shares of common stock at a price of $0.25 per share taking the total number of issued and outstanding common shares to 16,150,764. The private placement, made pursuant to Rule 506 of Regulation D of the Securities Act, closed as of August 31, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Section should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-KSB.

The Company was a blank check company with no operations prior to the Business Combination. As to Triton, while it did incur expenses towards selling, general and administrative expenses, including those incurred towards paying part of the cost of Business Combination, and entering into joint ventures, it did not generate any revenues. During the fiscal year ending August 31, 2001, Triton was engaged in exploration activities, and the results set forth herein reflect the results of activities undertaken by Triton during the current year, which was the first year in which the Company generated any revenues from operations. The Company's business necessarily involves a time lag between the time of financial commitment and the generation of operating revenues.

The results of operations for the period ended August 31, 2001 are not directly comparable to the results for the period ended August 31, 2000 as Triton had no operations until February 2001. As of August 31, 2001, the Company had a net loss of $369,745 and accumulated deficit of $1,054,643. Oil and gas sales were approximately $124,639. This primarily was attributable to production from the Cascade Oil Field which began on February 19, 2001. There was no oil or gas production for the fiscal year ended August 31, 2000.

Exploration costs for the fiscal year ended August 31, 2001 were $105,000. This was comprised of approximately $51,000 in dry hole cost associated with exploratory drilling in Northern California. There were no exploration costs during the fiscal year ended August 31, 2000.

Depletion for the fiscal year August 31, 2001 was recorded at approximately $13,000, primarily attributable to the depletion and amortization of the production in the Cascade Oil Field. There was no depletion expense during the fiscal year ended August 31, 2000.

Selling, general and administrative expense increased approximately $260,000, from approximately $119,000 for the fiscal year ended August 31, 2000 to approximately $377,000 for the fiscal year ended August 31, 2001. This increase is primarily due to the cost associated with the Business Combination.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements for the year ended August 31, 2001 are attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of August 31, 2001, the following were all of the directors and officers of the Company: Vladimir Katic, Chief Executive Officer and Director; Darren V. Katic, President and Director; Daniel H. Thompson, Chief Operating Officer and Director; Matthew Hagen, Director; David C. Spitz, Secretary; and Brian Dawson, Director. Mr. Spitz resigned from the position of Secretary in March 2002 and Mr. Hagen took up additional charge as Secretary effective April 1, 2002. All of the Company's directors hold office until the next annual meeting of its stockholders or until their successors are duly elected and qualify. Officers serve at the pleasure of the Board of Directors.

Set forth below is a summary of the business experience of each director and officer of the Company.

VLADIMIR KATIC serves as the Chairman of the Board of Directors of the Company and its Chief Executive Officer. Since 1998, Mr. Katic has served as the President and Chief Executive Officer of Shamrock Resources, Inc., a publicly traded oil and gas exploration and development company. In 1993, Mr. Katic founded Nations Energy Group Limited (formerly Triton/Vuko Energy Group) and in 1996 won the international tender for one of the Republic of Kazakhstan's largest oil and gas assets which contains over 500 million barrels of recoverable reserves. From 1984 through 1993 Mr. Katic worked on domestic and offshore oil and gas development projects for companies including Hispan Oil. In 1977, Mr. Katic served as an engineer in drilling and production for the Arabian American Oil Company. Mr. Katic's team drilled and completed over 100 wells in Saudi Arabia and was responsible for two million barrels of oil per day production, with an annual budget in excess of $100 million. Mr. Katic graduated from the University of Zagreb in 1966 with a degree in petroleum-chemical engineering.

DARREN A. KATIC, a co-founder of Triton, serves as the Company's President and a Director. Since October 1998, Mr. Darren Katic served as the General Manager of California operations for Shamrock Resources, Inc., a publicly traded oil and gas exploration and production company. From January 1997 to October 1998, Mr. Katic served as a Project Finance Manager for Nation Energy Group Limited, an oil exploration company, and was directly responsible for the company's debt restructuring program. Mr. Katic currently serves as a member of the Board of Directors of Albatross Oil & Gas Company and Nation Energy Group Limited. Mr. Darren Katic graduated from the University of Southern California in 1996 with a Bachelor of Science in Accounting.

DANIEL H. THOMPSON serves as Chief Operating Officer and an outside Director of the Company. Mr. Thompson graduated from the University of Calgary in 1973 with a Bachelor of Science in Mechanical Engineering. Mr. Thompson began working at Amerada Minerals Corporation in 1972 as an associate engineer where he provided technical assistance to field personnel, as well as prepared optimization plans for workover and production from sour gas and water flood fields. Mr. Thompson joined Anadarko Petroleum in 1975 as a Senior Drilling and Production Engineer in charge of optimization and production. While with Anadarko Mr. Thompson designed and installed production equipment, planned and supervised well completions, workovers and drilling in Alberta, Denver, Wyoming and North Dakota. In 1979, Brent Petroleum Industries hired Mr. Thompson as Vice President of Operations where he managed an independent service company with sales over $10 million per year and a staff of 125 employees. In August of 1982 Mr. Thompson founded Kinetic Engineering Limited. Kinetic currently manages or supervises in excess of 100 well projects per year, from deep sour oil and gas wells, horizontal and directional wells to shallows gas and oil projects. Mr. Thompson is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and a volunteer teacher for the Petroleum Industry Training Service.

MATTHEW HAGEN, a co-founder of Triton, serves as an outside Director of the Company. He also currently serves as the Chief Financial Officer and Secretary of the Company. Mr. Hagen completed his undergraduate degree work at the University of Southern California where he received both a Bachelor of Science, Honors Program, in International Business and Finance (Cum Laude) and a Bachelor of Arts, Political Science (Cum Laude). Mr. Hagen is currently completed his Masters in Business Administration at the Harvard Business School. While completing his undergraduate work at USC, Mr. Hagen had the unique opportunity to work in the Office of Ronald Reagan where he served as the former President's Chief of Staff Intern. In August of 1997, Mr. Hagen joined Arthur Andersen LLP as an analyst in the Mergers and Acquisitions Advisory Services Division. His duties at Arthur Andersen included the due diligence effort for buy side transactions, development of acquisition strategies, and technical assistance on various accounting issues and financial forecasting. In August of 1998, Mr. Hagen joined Thunderbird Moulding Company as a Vice President. His role is to devise strategies and solutions in finance, manufacturing, and distribution for the largest manufacturer of wood mouldings in the United States. Mr. Hagen is currently the President of American Wood Mouldings, LLC, which is engaged in the distribution of mill work products in the United States and Mexico. Mr. Hagen also holds a Directorship at Mount Eden Vineyards.

DAVID CHRISTOPHER SPITZ, a co-founder of Triton, served as Corporate Secretary for the Company during the year covered by this report. From July 2000 to August 2001, Mr. Spitz served as the Director of Business Development of Virtual IPO, Inc., a hybrid venture capital firm and investment bank. Mr. Spitz holds a series 7 License with the NASD and has been a registered representative of two NASD broker/dealers, Sepulveda & Smith Securities, Inc. and Online Stock Market, Inc.

BRIAN DAWSON, a co-founder of Triton, serves as an outsicde Director of the Company.

The Company has no significant employee other than Darren V. Katic, President. Darren Katic is the son of Vladamir Katic.

The following persons or entities hold ten percent (10%) or more of the securities of the Company:




                              NUMBER OF     PERCENTAGE OF
                              SHARES OF    TOTAL SHARES OF
                             COMMON STOCK    COMMON STOCK
                              ISSUED AND      ISSUED AND     WHETHER OFFICER
NAME OF STOCKHOLDER          OUTSTANDING     OUTSTANDING       OR DIRECTOR
-----------------------------------------------------------------------------
Global Holding for Energy &
Lend Lease                      2,900,000        17.96%          No
-----------------------------------------------------------------------------
Manhattan Capital Ltd.          3,119,999        19.32%          No
-----------------------------------------------------------------------------
Dawson, Brian P.                2,266,666        14.03%          Yes
-----------------------------------------------------------------------------
Thunderbird Mouldings
 Company                        1,500,000         9.91%          No
-----------------------------------------------------------------------------


Each of the foregoing directors, officers, and beneficial owners of more than ten percent of the securities of the Company including those set forth in
Item 11 below did not file Forms 3, 4, or 5 when due.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's officers and directors did not receive any compensation for their services rendered to the Company during the fiscal year ending August 31, 2001. However, the Company reimbursed Mr. Darren Katic approximately $10,000 during the year towards expenses. The Company did not have any benefit plans for the officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2001 each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Percentages as of August 31, 2002 are set forth alongside in parenthesis.


TITLE OF                                   NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF   PERCENT OF
CLASS                                                   OWNER                     BENEFICIAL OWNER        CLASS
-------------------------------------  ---------------------------------------  ---------------------  -----------

                                       Global Holding for Energy & Lend Lease
                                       Werdenbergerweg 11, PO Box 483, FL-9490
                                       Vaduz                                                               21.29%
Common shares                          Principality of Liechenstein                 2,900,000 shares      (17.96%)
-------------------------------------  ---------------------------------------  ---------------------  -----------
                                       Manhattan Capital, Ltd.
                                       Buckingham Square, Penthouse
                                       West Bay Road, SMB P.O. Box 30691                                   20.27%
Common shares                          GT, Grand Cayman, Cayman Islands                    3,119,999      (19.32%)
-------------------------------------  ---------------------------------------  ---------------------  -----------
                                       Brian P. Dawson
                                       737 Longfellow                                                      16.64%
Common shares                          Hermosa Beach, CA 90254                             2,266,666      (14.03%)
-------------------------------------  ---------------------------------------  ---------------------  -----------
                                       Scanner Investments, Inc.
                                       Ansbacher House
                                       2nd Floor, East & Shirley Sts North
                                       P.O. Box N-4244                                                      8.32%
Common shares                          Nassau, Bahamas                                     1,133,333       (7.02%)
-------------------------------------  ---------------------------------------  ---------------------  -----------
                                       Thunderbird Mouldings Company
                                       8180 Industrial Parkway                             1,000,000         7.34%
Common shares                          Sacramento, CA 95824                               (1,500,000)      (8.32%)
-------------------------------------  ---------------------------------------  ---------------------  -----------

The following table sets forth, as of August 31, 2002 the ownership of securities of the company by each of the directors and officers of the Company:

                                      NAME AND ADDRESS OF         AMOUNT AND NATURE OF
                                          BENEFICIAL                   BENEFICIAL       PERCENT OF CLASS
TITLE OF CLASS                               OWNER                       OWNER
-----------------------------  ---------------------------------  --------------------  ----------------

                               Vladamir Katic
                               1065 West Pier E Street
Common shares                  Long Beach CA 90802                                 100                 0
-----------------------------  ---------------------------------  --------------------  -----------------
                               Darren Katic
                               648 First Street
Common shares                  Hermosa Beach, CA 90254                             100                 0
-----------------------------  ---------------------------------  --------------------  -----------------
                               Brian P. Dawson
                               737 Longfellow
Common shares                  Hermosa Beach, CA 90254                       2,266,666             14.03%
-----------------------------  ---------------------------------  --------------------  -----------------
                               David C. Spitz
                               123 Woodworth Lane
Common shares                  Pleasant Hill, CA 94523                         500,000              3.10%
-----------------------------  ---------------------------------  --------------------  -----------------
                               Matthew Hagen
                               2401 Pennsylvania Avenue NW
Common Shares                  Washington, DC 20037                                  0                 0
-----------------------------  ---------------------------------  --------------------  -----------------
                               Daniel H. Thompson
                               700, 839-Fifth Avenue
Common shares                  FW Calgary, Alberta T2P3C8 Canada               365,433              2.26%
-----------------------------  ---------------------------------  --------------------  -----------------
All executive officers and directors as a group                             3,132, 299             19.39%
-----------------------------------------------                   --------------------  -----------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 25, 1999, all of the issued and outstanding securities of the Company were issued to TPG Capital Corporation for a total of $500 in cash. On July 31, 2001, the Company redeemed 4,700,000 of these shares for a total of $470 in cash. TPG Capital Corporation continues to hold 300,000 of these shares.

In November 2001, the Company obtained $100,000 in convertible debt from Eagleridge Productions, Inc., a company beneficially owned by Valdamir Katic and Darren Katic, each a director of the Company. The loan was converted into 400,000 common shares of the Company as of December 31, 2001. In November 2001, the Company also obtained $100,000 in convertible debt from Thunderbird Mouldings Company, of which Matthew Hagen, a director of the Company is also a director. That loan of $100,000 was converted into 400,000 common shares of the Company of the Company as of December 31, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None

     (b) The Company filed a Form 8-K on August 24, 2001 and reported change in control of the Company.


SIGNATURES

In connection with the accompanying Annual Report on Form 10-KSB (the "Report") of Company for the year ended August 31, 2001, I, Darren Katic, Chief Executive Officer and Principal Accounting Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  ________________
Darren V. Katic, President, Chief Executive Officer and Principal Accounting Officer

Dated:  September 25,2002

                          PETROCAL, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF AUGUST 31, 2001 AND 2000

                          PETROCAL, INC. AND SUBSIDIARY



                                    CONTENTS
                                    --------


PAGE     1     INDEPENDENT  AUDITORS'  REPORT

PAGE     2     CONSOLIDATED  BALANCE  SHEET  AS  OF  AUGUST  31,  2001

PAGE     3     CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR
               THE  YEARS  ENDED  AUGUST  31,  2001  AND  2000

PAGE     4     CONSOLIDATED  STATEMENTS  OF  CHANGES IN STOCKHOLDERS' EQUITY FOR
               THE  YEARS  ENDED  AUGUST  31,  2001  AND  2000

PAGES  5 - 6   CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
               AUGUST  31,  2001  AND  2000

PAGES  7 - 13  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors  of:
     Petrocal,  Inc.  and  Subsidiary


We have audited the accompanying consolidated balance sheet of Petrocal, Inc. and Subsidiary as of August 31, 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Petrocal, Inc. and Subsidiary as of August 31, 2001 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.


Los  Angeles,  California
December  17,  2001  (except  for  Notes  8(C)
and  (D)  as  to  which  the  date  is  January  10,  2002)

                          PETROCAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2001
                              ---------------------

                                            ASSETS
                                            ------


CURRENT ASSETS
Cash                                                                              $    38,614
Accounts receivable                                                                    42,957
Note receivable                                                                        50,303
Stockholder loan                                                                       20,054
                                                                                 ------------
Total Current Assets                                                                  151,928

OIL AND GAS PROPERTIES, NET                                                           484,029
                                                                                 ------------
TOTAL ASSETS                                                                      $   635,957
------------                                                                     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable                                                                  $   110,101
Notes payable                                                                         150,000
                                                                                 ------------

Total Liabilities                                                                     260,101
                                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and
 outstanding                                                                                -
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,618,764 issued
 and outstanding                                                                        1,362
Additional paid-in capital                                                          1,425,301
Accumulated deficit                                                                (1,054,643)
Accumulated other comprehensive gain                                                    3,836
                                                                                 ------------

Total Stockholders' Equity                                                            375,856
                                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   635,957
-------------------------------------------                                      ============

          See accompanying notes to consolidated financial statements.
                                        2

                          PETROCAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------


                                                                For The Year    For The Year
                                                                    Ended          Ended
                                                                  August 31,     August 31,
                                                                     2001         2000
                                                                 ------------  -----------

SALES                                                              $124,639        $-
                                                                 ------------  -----------
COSTS AND EXPENSES
Exploration expense                                                   54,436            -
Dryhole costs                                                         50,169            -
Depletion                                                             12,738            -
Selling, general and administrative                                  376,425      118,632
                                                                 ------------  -----------

Total Operating Costs And Expenses                                   513,971      118,632
                                                                 ------------  -----------

LOSS FROM OPERATIONS                                                (369,745)    (118,632)
                                                                 ------------  -----------
OTHER EXPENSE
Interest expense                                                         616            -
                                                                 ------------  -----------

Total Other Expense                                                      616            -
                                                                 ------------  -----------

NET LOSS                                                            (369,745)    (118,632)
---------

OTHER COMPREHENSIVE LOSS

Foreign currency translation gain                                          -        8,375
                                                                 ------------  -----------

COMPREHENSIVE LOSS                                               $  (369,745)  $ (110,257)
                                                                 ============  ===========

Net loss per share - basic and diluted                           $     (0.03)  $    (0.01)
                                                                 ============  ===========

Weighted average number of shares outstanding during the period
-basic and diluted                                                12,283,202    8,166,041
                                                                 ============  ===========


          See accompanying notes to consolidated financial statements.

                          PETROCAL, INC. AND SUBSIDIARY
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
                  --------------------------------------------
                          PETROCAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------





                                                                                                Additional      Other
                                           Preferred Stock               Common Stock           Paid-In       Accumulated
                                        Shares          Amount        Shares       Amount       Capital         Deficit
                                      ------------- -------------- ----------- ------------- ------------  -----------------
Balance, August 31, 1999                          -  $           -   6,266,965  $        626  $  422,733   $     (566,266)

Stock issued for cash                             -              -   1,253,800           125     119,853                -

Stock issued for subscriptions
 receivable and services                          -              -     500,000            51      50,957                -

Stock issued for accrued
 consulting services                              -              -   1,637,999           164     166,939                -

Contributed services                              -              -           -             -      50,215                -

Other comprehensive gain                          -              -           -             -           -                -

Net loss, 2000                                    -              -           -             -           -         (118,632)
                                      ------------- -------------- ----------- ------------- ------------  -----------------
Balance, August 31, 2000                          -              -   9,658,764           966     810,697         (684,898)

Stock issued for cash                             -              -   2,400,000           165     224,835                -

Stock issued for services                         -              -     300,000            30      74,970                -

Stock issued for property                         -              -     960,000            96     239,904                -

Stock exchanged for loan payable
 - related party                                  -              -     750,000            75      74,925                -

Stock issued for reorganization of
 Petrocal, Inc.                                   -              -     300,000            30       1,800           (1,830)

Recapitalization                                  -              -           -             -      (1,830)           1,830

Net loss, 2001                                    -              -           -             -           -         (369,745)
                                      ------------- -------------- ----------- ------------- ------------  -----------------
BALANCE, AUGUST 31, 2001                          -  $              13,618,764  $      1,362  $1,425,301   $   (1,054,643)
-------------------------             ============= ============== =========== ============= ============  =================

                                    Other
                               Comprehensive  Subscriptions
                                    (Loss)    Receivable       Total
                              -------------- -------------- -----------
Balance, August 31, 1999            $(4,539)  $   (19,787)  $(167,233)

Stock issued for cash                     -        19,535     139,513

Stock issued for subscriptions
 receivable and services                  -           (34)     50,974

Stock issued for accrued
 consulting services                      -             -     167,103

Contributed services                      -             -      50,215

Other comprehensive gain              8,375             -       8,375

Net loss, 2000                            -             -    (118,632)
                              -------------- -------------- -----------

Balance, August 31, 2000              3,836          (286)    130,315

Stock issued for cash                     -           286     225,286

Stock issued for services                 -             -      75,000

Stock issued for property                 -             -     240,000

Stock exchanged for loan payable
 - related party                          -             -      75,000

Stock issued for reorganization of
 Petrocal, Inc.                           -             -           -

Recapitalization                          -             -           -

Net loss, 2001                            -             -    (369,745)
                              -------------- -------------- -----------

BALANCE, AUGUST 31, 2001            $ 3,836   $         -   $ 375,856
------------------------      ============== ============== ===========

          See accompanying notes to consolidated financial statements.

                          PETROCAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                           For The Year  For The Year
                                                                               Ended      Ended
                                                                             August 31,  August 31,
                                                                                2001        2000
                                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(369,745)  $(118,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services                                                       75,000      50,974
Contributed services                                                                 -      50,215
Loss on sale of property                                                         4,697           -
Depletion                                                                       12,738           -
Dry hole costs                                                                  50,169           -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                            (42,957)          -
Prepaid expenses                                                                68,564     (58,645)
Increase (decrease) in:
Accounts payable                                                                60,653      (8,072)
Due to stockholders                                                                  -      45,385
                                                                             ----------  ----------
Net Cash Used In Operating Activities                                         (140,881)    (38,775)
                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas property                                              (231,767)   (150,169)
Proceeds from note receivable                                                   20,000
Stockholder loans                                                              (20,054)     75,000
                                                                             ----------  ----------
Net Cash Used In Investing Activities                                         (231,821)    (75,169)
                                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                         225,286     139,513
Proceeds from issuance of notes payable                                        150,000           -
                                                                             ----------  ----------

Net Cash Provided By Financing Activities                                      375,286     139,513
                                                                             ----------  ----------
EFFECT OF EXCHANGE RATE ON CASH                                                      -       8,375
                                                                             ----------  ----------

NET INCREASE IN CASH                                                             2,584      33,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  36,030       2,086
                                                                             ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  38,614   $  36,030
------------------------------------------                                   ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

Cash paid for interest                                                       $       -   $       -
                                                                             ==========  =========

          See accompanying notes to consolidated financial statements.

                          PETROCAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
                  --------------------------------------------
     Supplemental disclosure of non-cash investing and financing activities:

During 2000, a consultant converted $167,103 of accrued consulting fees into 1,637,999 shares of common stock.

During 2001, the Company issued 960,000 shares of common stock for equipment valued at $240,000.

During 2001, the Company converted loans payable-stockholder of $75,000 into 750,000 shares of common stock.

During 2001, the Company received a note receivable of $70,303 for the sale of property.




          See accompanying notes to consolidated financial statements.

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------     -----------------------------------------------------------

(A)  ORGANIZATION
-----------------

Triton - Eurasia Petroleum, Inc., was incorporated June 2, 1998 under the Alberta Canada Business Corporations Act, specializes in the acquisition of oil and gas projects, managing and developing oil and gas projects, accelerated incremental oil production and enhanced oil recovery.

On July 31, 2001, Petrocal, Incorporated, an inactive public shell corporation, acquired all the outstanding stock of Triton-Eurasia Petroleum, Inc., as a result, the reorganization was treated as an acquisition by the acquirer and as a recapitalization by the acquiree for accounting purposes. Concurrent with the reorganization, Petrocal changed its year-end to the operating company's year-end.

Accordingly,  the  financial  statements  include  the  following:

     (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

     (2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated. Petrocal, Inc. and its subsidiary Triton-Eurasia Petroleum, Inc. are hereafter referred to as the Company.

The Company was in the development stage through August 31,2000. The year ended August 31, 2001 is the first year during which it is considered an operating company.

(B) USE OF ESTIMATES
--------------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D)  OIL  AND  GAS  PROPERTIES
------------------------------

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

(E)  REVENUE  RECOGNITION
-------------------------

The Company recognizes revenue from working interest when it is earned and collectable. The Company currently has a before payout working interest of 16.8% in the Cascade field and an after payout working interest of 11.7% thereafter.

(F)  FOREIGN  CURRENCY  TRANSLATION
-----------------------------------

The functional currency of the Company's subsidiary was the local Canadian currency for the year ended August 31, 2000. The August 31, 2000 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income or (loss). Foreign currency translation gains and losses were included in consolidated income.

(G)  STOCK  OPTIONS  AND  WARRANTS
----------------------------------

In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123.

(H)  INCOME  TAXES
------------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's subsidiary is organized in Canada and no tax benefit is expected from the tax credits in the future.

(I)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

The carrying amounts of the Company's financial instruments, including accounts receivable and payable and notes receivable and payable, approximate fair value due to the relatively short period to maturity for these instruments.

(J)  LOSS  PER  SHARE
---------------------

Basic and diluted net loss per common share for the years ended August 31, 2001 and 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128. For 2001 and 2000, the effect of the assumed exercise of stock options was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

(K)  BUSINESS  SEGMENTS
-----------------------

The Company operates in one segment and therefore segment information is not presented.

(L)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The future adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE  2     OIL  AND  GAS  PROPERTIES
-------     -------------------------

Oil and gas properties at August 31, 2001 consisted of the following (successful efforts method):


Proved                        $     496,767
Unproved                                  -
                             ---------------
Less: Accumulated depletion          12,738
                             ---------------
Oil and gas properties - net  $     484,029
                             ===============

Depletion expense for the years ended August 31, 2001 and 2000 is $12,738 and none, respectively.

NOTE  3     NOTE  RECEIVABLE
-------     ----------------

In 2001, the Company sold its interest in the South Montebello and Fruitvale prospect for a non-interest bearing note receivable of $70,303. The Company recorded a loss from this transaction of $4,697, which is included in exploration expense. The note is receivable in fourteen monthly payments of $5,000, beginning in May 2001, and one final payment of $303.

NOTE  4     NOTES  PAYABLE
-------     --------------

The  following  reflects  notes  payable  at  August  31,  2001:

   Note  payable  to  corporation,  9% interest, due on demand, unsecured
   (See Note 8(D))                                                      $100,000

Note  payable  to  stockholder,  9% interest, due on demand, unsecured
   (See Note  8(D))                                                       50,000
                                                                         -------
                                                                   $     150,000
                                                                         =======
NOTE  5     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

(A)  PREFERRED  STOCK
---------------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B)  ISSUANCE  OF  COMMON  STOCK  FOR  SERVICES
-----------------------------------------------

During 2001, 300,000 common shares were issued for legal services. The shares were valued at $75,000, the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance.


(C)  ISSUANCE  OF  COMMON  STOCK  FOR  CASH
-------------------------------------------

During  2001,  1,650,000  common  shares  were  issued  for  cash  of  $225,286.

(D)  CONVERSION  OF  STOCKHOLDER  LOAN
--------------------------------------

During 2001, a shareholder converted $75,000 in loans to 750,000 shares of common stock. The shares were valued at fair value based on concurrent cash offering prices. No gain or loss was recognized on the conversion.

(E)  ISSUANCE  OF  COMMON  STOCK  FOR  PROPERTY
-----------------------------------------------

During 2001, 960,000 common shares were issued for a working interest in an oilfield. The shares were valued at $240,000, the fair market value for financial reporting purposes based on concurrent cash offering prices at the date of issuance.

(F)  COMMON  STOCK  WARRANTS
----------------------------

The Company issued 600,000 warrants during 2001, at an exercise price of $1.00 - $1.50 per share to consultants. The fair market value of the warrants, aggregating $0, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 4.48%, expected option life 5 years.

NOTE  6     RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

During 2001, a stockholder converted $75,000 of loans payable into 750,000 shares of common stock.

NOTE  7     CONCENTRATIONS  OF  CREDIT  RISK
-------     --------------------------------

The Company derives all of its revenues from one oil well located in the Cascade oil field in southern California. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable due from one company.

NOTE  8     SUBSEQUENT  EVENTS
-------     ------------------

(A)  NOTES  PAYABLE
-------------------

During November 2001, the Company borrowed $100,000 from a company in which two Directors of the Company have ownership interests. The notes bear interest at 9%, are unsecured and due on demand. The notes were converted during December 2001 to 400,000 shares of common stock. The shares were valued at fair value based on concurrent cash offering prices. No gain or loss was recognized on the conversion.

(B)  SUBSEQUENT  OPERATIONS
---------------------------

(i) The Company completed its second well in the Cascade field. With the completion of the well, the Company has completed its obligation under the farmout agreement. The Company will receive a before payout working interest of 16.8% and an after payout interest of 11.7%.

(ii) The Company entered into a contract to obtain a working interest in a new well. The agreement calls for the Company to pay its proportional share of drilling costs for a working interest of 2%. As of December 21, 2001, the Company has paid $ 62,500.

(C)  PRIVATE  PLACEMENT
-----------------------

During January 2002, the Company issued 188,000 common shares for cash of $47,500.

(D)  NOTES  PAYABLE  CONVERSION
-------------------------------

During January 2002, the Company issued 600,000 shares of common stock in exchange for notes payable of $150,000. The shares were valued at fair value based on concurrent cash offering prices. No gain or loss was recognized on the conversion because the total fair value of the shares issued upon the conversion of the notes was equal to the debt.