Form 10KSB
period 2002-08-31
PETROCAL INC
filed 2003-08-21
CIK 1102339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-28955

                              PETROCAL INCORPORATED
              (Exact name of small business issuer in its charter)

                    Delaware                       95-3175846
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

Yes            No  X
   -----         ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.

$175,645

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The last sale for cash of the shares of common stock of the Company to a non-affiliate was made on August 27, 2002 under a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, at the price of $0.25 per share. Thereafter, the Company issued on February 28, 2003, 1,000,000 shares of common stock in exchange for services to a Cayman Island corporation. The issuance was made in reliance of Section 4(2) of the Securities Act. The total number of shares of common stock of the Company issued and outstanding as of July 31, 2003 were 17,176,237, of which 8,652,298 shares were held by persons that were not directors, officers or beneficial owners of more than ten percent (10%) of the issued and outstanding shares of the Company. Based on the foregoing, the aggregate market value of the shares of common stock of the Company is $4,294,059.25 and the aggregate market value of all of the shares of common stock of the Company held by non-affiliates is $2,130,984.75.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at of July 31, 2003

Common Stock, par value $0.0001                  17,176,237
Preferred Stock, par value $0.0001               None

Documents incorporated by reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Form and year of organization. PetroCal Incorporated (the "Company"), formerly known as Guardian Acquisition Corporation, was incorporated as a business corporation under the laws of the State of Delaware on March 24, 1999.

The Company changed its name to PetroCal Incorporated in August 2000 in anticipation of a business combination (the "Business Combination") with Triton-Eurasia Petroleum Inc. ("Triton"), a business corporation organized on June 2, 1998 under the laws of the Province of Alberta, Canada.

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

The Company is currently  engaged in the  acquisition,  exploitation/exploration
and  development/   re-development  of  oil  and  gas  in  North  America,  more specifically California.

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

Cascade Oil Field

The Cascade Oil Field is located in the Santa Susana Mountains within the city of Los Angeles California. Since its discovery in 1954, Cascade oil field has produced approximately two million barrels of 26(Degree) gravity oil from shallow sands. In 1990 production was established from deeper sands. To date this new zone has produced over 525,000 barrels of 28(Degree) oil and 525,000 MCF of gas. The field limits have been roughly defined by drilling the shallow wells, but the deeper oil sands appear to be considerably more extensive and will require step out drilling to properly develop this accumulation.

The Company,  together  with Trio  Petroleum,  Inc.,  a  California  Corporation
(collectively, with the Company, the "Farmee"), has executed a "farmout agreement," with Patriot Resources, LLC, a Colorado limited liability company, The Rudman Partnership, a Texas partnership, and Nortex Corporation, a Texas corporation (collectively, the "Farmor"), for the drilling and completion of certain wells in the Cascade Oil Field in the Santa Susana Mountains within the city of Los Angeles, California. The Company has an approximately 12% working interest in the project. It estimates its portion of the capital expenditure at the Cascade field for 2003 to be $300,000.

The company estimates a total of nine wells will be required to fully develop the field. Drilling has been done on three wells so far. The first well (Cascade Unit 1) began on February 19, 2001 and was placed in production March 23, 2001. Drilling of the second well (Cascade Unit 2) began on August 15, 2001 and was completed and placed in production on October 2, 2001. Cascade Unit 3 began drilling on November 21, 2002 and was placed into production on January 15, 2003. Production from the three wells currently averages 406 barrels of oil per day and 358 MCF of gas per day gross. Drilling on the fourth well is planned for August 2003.

Sawtelle Oil Field

The Company has a 2% working interest in approximately 230-acre portion of the Sawtelle Oil Field located in the north west corner of the Los Angeles Basin. The field is operated by Breitburn Energy LLC, an independent entity. As of August 31, 2002, only one well had been drilled on the land block. Production from this well was determined to be impaired by the company and the well was written down $64,040 to it's realizable value of $19,735 at August 31, 2002. An impairment loss is recorded if the net capitilized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss equaled the excess of net capitalized costs over the fair value determined for the well. There are no current plans for a second well at this time.

Pacific Energy Resources

The Company has entered into an agreement with Scanner Investments LLC ("Scanner"), a Delaware limited liability company, which is party to an Asset Purchase Option Agreement dated as of April 18, 2002 with Pacific Energy (the "Option Agreement"). Pursuant to the Option Agreement, Scanner has the option to purchase, for a total purchase price of $5 million, a substantial part of the assets of Pacific Energy. Scanner, in turn has entered into agreements with the Company and two other California-based companies, Shamrock Resources, Inc., and Katman Petroleum, Inc. (collectively, the "Acquiring Entities"), as of May 1, 2002, pursuant to which the Company shall acquire a 25% working interests in the assets of Pacific Energy in exchange of a purchase price of $1,250,000 (the "Purchase Price"). As of May 31, 2003, the Company had invested approximately $1,450,000 in the transaction, including the Purchase Price and the drilling cost of $200,000 for Phase I of the redevelopment.

Phase I of the pilot redevelopment began in May 2003. The program is focused primarily on the oil and gas leases located within the Wilmington Oil Field. The current plan calls for the re-drilling of two wells. The cost of the development is currently estimated at $800,000 and is expected to raise the production of oil by 150 barrels per day. The Company estimates its portion of the capital expenditures at $200,000 which expenditure is has been incurred by the Company.


Pacific Energy's assets include fourteen oil and gas leases in four fields located in the prolific Los Angeles Basin. The fields, Wilmington, Long Beach, Rosecrans and Montebello are expected to produce about 487 barrels of oil per day from 54 wells. Set forth below is some indicative information about each of these fields, as made available to the Company:

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

ITEM 2.   DESCRIPTION OF PROPERTY

Oil and gas properties at August 31, 2002 consisted of the following (successful efforts method):

          Proved                                                     $ 1,957,386
          Unproved                                                            --
                                                                     -----------
          Less: Accumulated depletion                                     73,920
                                                                     -----------
               Oil and gas properties - net                          $ 1,883,466
                                                                     ===========

Depletion expenses for the years ended August 31, 2002 and 2001 were $61,182 and $12,738, respectively.

The Company has no other properties. The Company currently uses the home office of the President of the Company as its office at no cost to the Company. The Company is not required to make disclosures pursuant to Security Act Industry Guide 2.

ITEM 3.   LEGAL PROCEEDINGS

In April, 2003, the Company was joined as a defendant in a lawsuit that originally had been filed in April 2002 by the County of Los Angeles and the Los Angeles Flood Control District against Kernview Oil Corporation, Pacific Energy Resources, Sunset Pipeline and Terminalling, Inc., Titan Energy, Inc., Trio Petroleum, Inc. Danex Aggregate Materials, Inc., Kevin Hodges and Morris Hodges. Starting in March 2003, the plaintiffs in that lawsuit began adding the more than 100 owners of the mineral interests that are the subject of the oil leases held by the originally-named companies as defendants. The complaint seeks declaratory relief, a preliminary and permanent injunction and damages (compensatory and punitive) based on allegations that the originally-named defendants operated their oil leases in such a manner as to cause pollution to the soil and waters of the Whittier Narrows Flood Control Basin. The Company was joined as a defendant because it acquired an interest in three of those leases from Pacific Energy Resources.

The Company answered the complaint in which it denied all the material allegations and alleged various affirmative defenses. The Company also filed a cross-complaint against the plaintiffs and the Los Angeles County Department of Public Works for, among other things, inverse condemnation. On May 21, 2003, the Court granted the motion for summary adjudication filed by Pacific Energy Resources, among others, holding that the plaintiffs did not have standing to allege any claims based on the leases' alleged unprofitable operations.

On June 18, 2003, the Company and the plaintiffs agreed on the material terms of a settlement pursuant to which the Company agreed, among other things, to abandon three of the fourteen leases acquired pursuant to the Pacific Energy transaction referenced above. The plaintiffs agreed to provide the funds necessary to accomplish the abandonment. The Pacific Energy Resources transaction involved acquisition of a total of 54 wells, of which only six are included in the leases being abandoned. As a result, the Company does not expect to suffer an adverse material economic impact as a result of the settlement.

The Company is not a party to any other litigation or threatened litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below are matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report: None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The securities of the Company are not registered under the Securities Act, and there is no public market for the securities. As of August 31, 2002, the total number of holders of record of the Company's common stock was 46 (47 as of July 31, 2003). During the year under review, the Company conducted a private placement of its shares of common stock at a price of $0.25 per share. As of August 31, 2002, the total numbers of issued and outstanding common shares were 16,176,237. The private placement, made pursuant to Rule 506 of Regulation D of the Securities Act, closed as of August 31, 2002. Thereafter, on February 28, 2003, the Company issued 1,000,000 shares of common stock to Cayman Island corporation in exchange of services rendered, which offering was not registered under the Securities Act in reliance of Section 4(2) of that Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Section should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-KSB.

As more particularly set forth in the financial statements, during the year, the Financial Accounting Standards Board issued several accounting pronouncements, including SFAS 142, 143, 144, 145, 146 and 148. The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

The Company was a blank check company with no operations prior to the Business Combination with Triton. The results of operations for the period ended August 31, 2002 are not directly comparable to the results for the period ended August 31, 2001 because Triton had no operations until February 2001. Therefore, the year under review was the first full year of operations for the Company. Additionally, the transitional annual report for the period ending August 31, 2001 covered a total of eight (8) months only as against a complete year ending August 31, 2002.

The Company has over the past year made substantial progress. It has increased its production from approximately 50 BOE per day net to approximately 200 BOE net to the Company which is an increase of 300%. Furthermore, the Company's estimates of recoverable reserves increased from 630,000 BBLS to 4,205,000 BBLS. The increase is primarily due to the Wilmington Oil field interest acquired in the Pacific Energy transaction. In the coming year, the Company expects to double its current production. The increase will be due to development drilling. The
Company expects to drill approximately 7 wells in 2003, one in the Cascade Oil field and six in the Wilmington Oil field. The Company feels that current cash flow and lines of credit should be adequate to fund 2003 development program. The Company continues to evaluate acquisition targets within the Long Beach area within the Wilmington Oil field but feels no other acquisitions will be completed this year. The Company continues to be optimistic on the general market conditions for the oil and gas sector. Fundamentals and industry experts on both supply and demand as well as the actions by OPEC suggest that oil and gas prices should remain strong at $25/BBL or so in the near future.

As of August 31, 2002, the Company had a net loss of $20,315 (as against $369,745 as of August 31, 2001) and accumulated deficit of $1,074,958 (as against $1,054,643 as of August 31, 2001). Oil and gas sales were $175,645 (as against $124,630 for the period ending August 31, 2001). The increase in revenue was due to additional oil production from Cascade oil field and new oil production from the acquired Pacific Energy Assets.

Exploration costs for the fiscal year ended August 31, 2002 were $22,809 ($105,000 for period ending August 31, 2001), all of which came from dryhole costs ($50,169 for period ending August 31, 2001) and none from exploration ($54,436 for period ending August 31, 2001).

Depletion for the fiscal year ended August 31, 2002 was $61,182 ($12,738 period ending August 31, 2001) primarily attributable to the depletion and amortization of the production in the Cascade Oil Field.

Selling, general and administrative expense decreased substantially to $36,972 for the year ending August 31, 2002 as against $376,425 for the fiscal year ended August 31, 2001 as all of the costs associated with the Business Combination were fully paid out during the previous year.

ITEM 7.   FINANCIAL STATEMENTS

The audited financial statements for the year ended August 31, 2002 are attached at the end of this filing.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of August 31, 2002, the following were all of the directors and officers of the Company: Vladimir Katic, Chairman of the Board; Darren V. Katic, President, Principal Financial and Accounting Officer and Director; Daniel H. Thompson, Chief Operating Officer and Director; Matthew Hagen, Secretary and Director; and Brian Dawson, Director. All of the Company's directors hold office until the next annual meeting of its stockholders or until their successors are duly elected and qualify. Officers serve at the pleasure of the Board of Directors.

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

DARREN A. KATIC, a co-founder of Triton, serves as the Company's President, Chief Financial Officer and a Director. Since October 1998, Mr. Darren Katic served as the General Manager of California operations for Shamrock Resources, Inc., a publicly traded oil and gas exploration and production company. From January 1997 to October 1998, Mr. Katic served as a Project Finance Manager for Nation Energy Group Limited, an oil exploration company, and was directly responsible for the company's debt restructuring program. Mr. Katic currently serves as a member of the Board of Directors of Albatross Oil & Gas Company and Nation Energy Group Limited. Mr. Darren Katic graduated from the University of Southern California in 1996 with a Bachelor of Science in Accounting.

DANIEL H.  THOMPSON  serves as outside  Director of the  Company.  Mr.  Thompson graduated from the University of Calgary in 1973 with a Bachelor of Science in Mechanical Engineering. Mr. Thompson began working at Amerada Minerals Corporation in 1972 as an associate engineer where he provided technical assistance to field personnel, as well as prepared optimization plans for workover and production from sour gas and water flood fields. Mr. Thompson joined Anadarko Petroleum in 1975 as a Senior Drilling and Production Engineer in charge of optimization and production. While with Anadarko Mr. Thompson designed and installed production equipment, planned and supervised well completions, workovers and drilling in Alberta, Denver, Wyoming and North Dakota. In 1979, Brent Petroleum Industries hired Mr. Thompson as Vice President of Operations where he managed an independent service company with sales over $10 million per year and a staff of 125 employees. In August of 1982 Mr. Thompson founded Kinetic Engineering Limited. Kinetic currently manages or supervises in excess of 100 well projects per year, from deep sour oil and gas wells, horizontal and directional wells to shallows gas and oil projects. Mr. Thompson is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and a volunteer teacher for the Petroleum Industry Training Service.

MATTHEW HAGEN, a co-founder of Triton, serves as an outside Director of the Company. He also currently serves as the Secretary of the Company. Mr. Hagen completed his undergraduate degree work at the University of Southern California where he received both a Bachelor of Science, Honors Program, in International Business and Finance (Cum Laude) and a Bachelor of Arts, Political Science (Cum Laude). Mr. Hagen is currently completed his Masters in Business Administration at the Harvard Business School. While completing his undergraduate work at USC, Mr. Hagen had the unique opportunity to work in the Office of Ronald Reagan where he served as the former President's Chief of Staff Intern. In August of 1997, Mr. Hagen joined Arthur Andersen LLP as an analyst in the Mergers and Acquisitions Advisory Services Division. His duties at Arthur Andersen included the due diligence effort for buy side transactions, development of acquisition strategies, and technical assistance on various accounting issues and financial forecasting. In August of 1998, Mr. Hagen joined Thunderbird Moulding Company as a Vice President. His role was to devise strategies and solutions in finance, manufacturing, and distribution for the largest manufacturer of wood mouldings in the United States. Mr. Hagen is currently the President of American Wood Mouldings, LLC, which is engaged in the distribution of mill work products in the United States and Mexico. Mr. Hagen also holds a Directorship at Mount Eden Vineyards.

BRIAN DAWSON, a co-founder of Triton, serves as an outside Director of the Company.

The Company has no significant employee other than Darren V. Katic, President. Darren Katic is the son of Vladamir Katic.

As of July 31, 2003, the following persons or entities hold ten percent (10%) or more of the securities of the Company:

--------------------------------------------------------------------------------
Name of Stockholder           Number of shares   Percentage of   Whether officer
                              of common stock   total shares of    or director
                                 issued and      common stock
                                outstanding       issued and
                                                  outstanding
--------------------------------------------------------------------------------
Global Holding for Energy &      2,900,000           16.88%            No
Lend Lease
--------------------------------------------------------------------------------
Manhattan Capital Ltd.           3,119,999           18.16%            No
--------------------------------------------------------------------------------
Dawson, Brian P.                 2,266,666           13.20%           Yes
--------------------------------------------------------------------------------

To the knowledge of the Company, none of the foregoing directors, officers, and beneficial owners of more than ten percent of the securities of the Company did file Forms 3, 4, 5, or Schedule 13D or Schedule 13G when due.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's officers and directors did not receive any compensation for their services rendered to the Company during the fiscal year ending August 31, 2002. Since then, the Company has entered into an employment agreement with Darren Katic, President pursuant to which Mr. Katic is paid an annual compensation of $75,000 per year. During the year, the Company reimbursed Mr. Darren Katic approximately $3,000 towards expenses. The Company did not have any benefit plans for the officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2002 each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Percentages as of July 31, 2003, if different, are set forth alongside in parenthesis.

---------------------------------------------------------------------------------------------------------------------
Title of Class      Name and Address of Beneficial Owner         Amount and Nature of Beneficial     Percent of Class
                                                                 Owner
---------------------------------------------------------------------------------------------------------------------
Common shares       Global Holding for Energy & Lend Lease       2,900,000 shares                    17.96%
                    Werdenbergerweg 11, PO Box 483, FL-9490                                          (16.88%)
                    Vaduz
                    Principality of Liechenstein
---------------------------------------------------------------------------------------------------------------------
Common shares       Manhattan Capital, Ltd.                      3,119,999                           19.32%
                    Buckingham Square, Penthouse                                                     (18.16%)
                    West Bay Road, SMB P.O. Box 30691
                    GT, Grand Cayman, Cayman Islands
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Common shares       Brian P. Dawson                              2,266,666                           14.03%
                    737 Longfellow
                    Hermosa Beach, CA 90254                                                          (13.20%)
---------------------------------------------------------------------------------------------------------------------
Common shares       Scanner Investments, Inc.                    1,133,333
                    Ansbacher House                                                                  7.02%
                    2nd Floor, East & Shirley Sts North                                              (6.60%)
                    P.O. Box N-4244 Nassau, Bahamas
---------------------------------------------------------------------------------------------------------------------
Common shares       Thunderbird Mouldings Company                1,500,000                           9.91%
                    8180 Industrial Parkway                      (1,611,973)                         (9.38%)
                    Sacramento, CA 95824
---------------------------------------------------------------------------------------------------------------------
Common Shares       Exploration Consultants Limited              Nil                                 0
                    Buckingham Square, 3rd Floor                 (1,000,000)                         (5.82%)
                    720 West Bay Road, PO Box 30691SMB
                    Grand Cayman, Cayman Islands
---------------------------------------------------------------------------------------------------------------------

None of the above-noted beneficial owners has currently any rights to acquire within 60 days after the date hereof any equity securities of the Company pursuant to any options, warrants, rights, conversion privileges or similar obligations.

The following table sets forth, as of August 31, 2002 the ownership of securities of the company by each of the directors and officers of the Company:

-----------------------------------------------------------------------------------------------------------
Title of Class       Name and Address                        Amount and Nature          Percent of Class
                     of Beneficial Owner                     of Beneficial Owner
-----------------------------------------------------------------------------------------------------------
Common shares        Vladamir Katic                          100                              0
                     1065 West Pier E Street
                     Long Beach CA 90802
-----------------------------------------------------------------------------------------------------------
Common shares        Darren Katic                            100                              0
                     648 First Street
                     Hermosa Beach, CA 90254
-----------------------------------------------------------------------------------------------------------
Common shares        Brian P. Dawson                         2,266,666                        14.01%
                     737 Longfellow
                     Hermosa Beach, CA 90254
-----------------------------------------------------------------------------------------------------------
Common Shares        Matthew Hagen                           0                                0
                     2401 Pennsylvania Avenue NW
                     Washington, DC 20037
-----------------------------------------------------------------------------------------------------------
Common shares        Daniel H. Thompson                      365,433                          2.13%
                     700, 839-Fifth Avenue
                     FW Calgary, Alberta T2P3C8 Canada
-----------------------------------------------------------------------------------------------------------
All executive officers and directors as a group              3,132,299                       16.14%
-----------------------------------------------------------------------------------------------------------

None of the above-noted beneficial owner has currently any rights to acquire within 60 days after the date hereof any equity securities of the Company pursuant to any options, warrants, rights, conversion privileges or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 14, 2001, the Company obtained $100,000 in convertible debt from Eagleridge Productions, Inc., a company beneficially owned by Vladimir Katic and Darren Katic, each a director of the Company. The loan was converted into 413,500 (400,000 against principal) common shares of the Company as of December 31, 2001. On November 26, 2001, the Company also obtained $100,000 in convertible debt from Thunderbird Mouldings Company, of which Matthew Hagen, a director of the Company is also a director. That loan of $100,000 was converted into 401,863 (400,000 against principal) common shares of the Company of the Company as of December 31, 2001. Scanner Investments LLC, the entity with which the Company has entered into an agreement for the assets of Pacific Energy, is controlled by Vladamir Katic, a director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None

     (b)  (b) Form 8-K
          None

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report the Company carried out an evaluation, under the supervision of the Company's President of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are generally effectively designed and in place. However, accumulation and communication of corporate and financial reports needs to be made timely. There were no significant changes in the Company's internal controls or in other factors that could adversely affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROCAL INCORPORATED
(Registrant)

By:      /s/ Darren. V. Katic
         ----------------------
Name:    Darren. V. Katic
Title:   President
         Principal Executive Officer and Principal Financial Officer

(Signature and Title)*

       SUPPLEMENTAL INFORMATION PURSUANT TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

Not applicable

                                 CERTIFICATIONS

I, Darren V. Katic, certify that:

1. I have reviewed this annual report on Form 10-KSB of Petrocal Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003.

   /s/ Darren. V. Katic
   -----------------------
Name:    Darren. V. Katic
Title:   President
         Principal Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons who constitute a majority of directors of the Registrant on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Darren V. Kati
----------------------------                                      August 5, 2003
Darren V. Katic               President, Chief Financial and
                              Accounting Officer, and Director


/s/ Matthew Hagen
----------------------------                                      August 5, 2003
Matthew Hagen                 Secretary and Director


/s/ Vladamir Katic
---------------------------
Vladamir Katic                Chairman of the Board               August 5, 2003


/s/ Brian Dawson
----------------------------                                      August 5, 2003
Brian Dawson                  Director

ITEM 7    FINANCIAL STATEMENTS


                             PETROCAL, INCORPORATED
                              FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002


                                 [SEE NEXT PAGE]

                                 PETROCAL, INC.

                                    CONTENTS

PAGE                  1         INDEPENDENT AUDITORS' REPORT

PAGE                  2         BALANCE SHEET AS OF AUGUST 31, 2002

PAGE                  3         STATEMENTS  OF  OPERATIONS  FOR  THE  YEARS
                                ENDED  AUGUST  31,  2002  AND  2001
                                (CONSOLIDATED)

PAGE                  4         STATEMENTS  OF CHANGES IN  STOCKHOLDERS'
                                EQUITY FOR THE YEARS ENDED  AUGUST 31,
                                2002 AND 2001 (CONSOLIDATED)

PAGES                5-6        STATEMENTS  OF CASH  FLOWS  FOR  THE  YEARS
                                ENDED  AUGUST  31,  2002  AND  2001
                                (CONSOLIDATED)

PAGES               7-15        NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Petrocal, Inc.

We have audited the accompanying balance sheet of Petrocal, Inc. as of August 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 2002 and August 31, 2001 (consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Petrocal, Inc. as of August 31, 2002 and the results of its operations and its cash flows for the years ended August 31, 2002 and August 31, 2001 (consolidated) in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
March 15, 2003
June 18, 2003 as to Note 10

                                 PETROCAL, INC.
                                  BALANCE SHEET
                              AS OF AUGUST 31, 2002
                              ---------------------

                                     ASSETS
                                     ------

Current assets
  Cash                                                              $    99,628
  Accounts receivable                                                    31,544
                                                                    -----------
   Total Current Assets                                                 131,172

                    OIL AND GAS PROPERTIES, NET                       1,883,466
                                                                    -----------

TOTAL ASSETS                                                        $ 2,014,638
------------                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $    66,063
  Note payable - stockholder                                             50,000
  Due to related parties                                                562,499
                                                                    -----------
     Total Current Liabilities                                          678,562
LONG-TERM LIABILITIES
  Due to related parties                                                354,167
                                                                    -----------
TOTAL LIABILITIES                                                     1,032,729
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                             --
  Common stock, $.0001 par value, 100,000,000 shares authorized,
   16,176,237 issued and outstanding                                      1,618
  Additional paid-in capital                                          2,059,413
  Accumulated deficit                                                (1,074,958)
  Subscription receivable                                                (8,000)
  Accumulated other comprehensive income                                  3,836
                                                                    -----------
     Total Stockholders' Equity                                         981,909
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,014,638
------------------------------------------                          ===========

               See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                             For The Year
                                                               For The           Ended
                                                              Year Ended      August 31,
                                                              August 31,         2001
                                                                 2002        (Consolidated)
                                                             ------------    ------------
SALES                                                        $    175,645    $    124,639
                                                             ------------    ------------
COSTS AND EXPENSES
 Impairment of oil and gas property                                64,020            --
 Depletion                                                         61,182          12,738
 Exploration expense                                                 --            54,436
 Dryhole costs                                                     22,809          50,169
 Selling, general and administrative                               36,972         376,425
                                                             ------------    ------------
                Total Operating Costs And Expenses                184,983         493,768
                                                             ------------    ------------
LOSS FROM OPERATIONS                                               (9,338)       (369,129)
                                                             ------------    ------------
OTHER EXPENSE
 Interest expense                                                   9,377             616
                                                             ------------    ------------
                        Total Other Expense                         9,377             616
                                                             ------------    ------------
LOSS BEFORE INCOME TAXES                                          (18,715)       (369,745)
 Income tax expense                                                 1,600            --
                                                             ------------    ------------
NET LOSS                                                     $    (20,315)   $   (369,745)
                                                                             ------------
                                                             ============    ============
Net loss per share - basic and diluted                       $       --      $      (0.03)
                                                             ============    ============
Weighted average number of shares outstanding during the
 period -basic and diluted                                     14,871,096      12,283,202
                                                             ============    ============

               See accompanying notes to financial statements.

                                 PETROCAL, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

                                                                                                             Accumulated
                                                                     Additional                                 Other
                           Preferred Stock        Common Stock        Paid-In      Accumulated  Subscription Comprehensive
                           Shares    Amount    Shares      Amount     Capital       Deficit      Receivable     Income     Total
                           -------   -------  ---------   ---------  ----------    ----------    ----------  ------------ --------
Balance, August 31, 2000      --      $ --    9,658,764      $966     $810,697     $(684,898)       $(286)       $3,836   $130,315

Stock issued for cash         --        --    1,650,000       165      224,835          --            286           --     225,286

Stock issued for
services                      --        --      300,000        30       74,970          --            --            --      75,000

Stock issued for
property                      --        --      960,000        96      239,904          --            --            --     240,000

Stock exchanged for
 loan payable --related
 party                        --        --      750,000        75       74,925          --            --            --      75,000

Stock issued for
 reorganization of
 Petrocal, Inc.               --        --      300,000        30        1,800        (1,830)         --            --         --

Recapitalization              --        --         --          --       (1,830)        1,830          --            --         --

Net loss, 2001                --        --         --         --           --       (369,745)         --            --    (369,745)
                           -------   -------  ---------   ---------  ----------    ----------    ----------  ----------   --------

Balance, August 31, 2001      --        --   13,618,764     1,362    1,425,301    (1,054,643)         --          3,836    375,856

Stock issued for cash         --        --    1,332,000       133      327,867          --         (8,000)          --     320,000

Stock issued for
 settlement of notes
 payable and accrued
 interest                     --        --    1,225,473       123      306,245          --            --            --     306,368

Net income, 2002              --        --         --          --          --        (20,315)         --            --     (20,315)
                           -------   -------  ---------  --------   ----------   -----------    ----------  -----------   --------
BALANCE, AUGUST 31, 2002      --       $--    6,176,237    $1,618   $2,059,413   $(1,074,958)     $(8,000)       $3,836   $981,909
------------------------   =======   =======  =========  ========   ==========   ============   ==========  ===========   ========

               See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       For The
                                                              For The Year            Year Ended
                                                                  Ended               August 31,
                                                               August 31,                2001
                                                                  2002               (Consolidated)
                                                              --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $ (20,315)             $(369,745)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Stock issued for services and interest                           6,368                 75,000
  Loss on sale of property                                          --                    4,697
  Depletion                                                       61,182                 12,738
  Dry hole costs                                                  22,809                 50,169
  Impairment of oil and gas property                              64,020                   --
 Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                            11,413                (42,957)
   Prepaid expenses                                                 --                   68,564
  Increase (decrease) in:
   Accounts payable and accrued expenses                         (44,038)                60,653
                                                               ---------              ---------
     Net Cash Provided By (Used In) Operating Activities         101,439               (140,881)
                                                               ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of oil and gas property                               (630,782)              (231,767)
 Proceeds from note receivable                                    50,303                 20,000
 Stockholder loans                                                20,054                (20,054)
                                                               ---------              ---------
     Net Cash Used In Investing Activities                      (560,425)              (231,821)
                                                               ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                         200,000                150,000
 Proceeds from issuance of common stock                          320,000                225,286
                                                               ---------              ---------
     Net Cash Provided By Financing Activities                   520,000                375,286
                                                               ---------              ---------
NET INCREASE IN CASH                                              61,014                  2,584
Cash at beginning of YEAR                                         38,614                 36,030
                                                               ---------              ---------
Cash at end of YEAR                                            $  99,628              $  38,614
-------------------                                            =========              =========


               See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company converted notes payable and accrued interest of $306,368 into 1,225,473 shares of common stock.

During 2002, the Company acquired oil and gas property in exchange for extinguishment of a related party payable of $916,666.

During 2001, the Company issued 960,000 shares of common stock for equipment valued at $240,000.

During 2001, the Company converted loans payable-stockholder of $75,000 into 750,000 shares of common stock.

During 2001, the Company received a note receivable of $70,303 for the sale of property.

               See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A) Organization

          Triton - Eurasia Petroleum, Inc., incorporated June 2, 1998 under the Alberta Canada Business Corporations Act, specialized in the acquisition of oil and gas projects, managing and developing oil and gas projects, accelerated incremental oil production and enhanced oil recovery in the State of California.

          Petrocal, Inc., an inactive public shell corporation, was incorporated in Delaware on June 7, 1999. On July 31, 2001, Petrocal, Inc. acquired all the outstanding stock of Triton-Eurasia Petroleum, Inc. As a result, the reorganization was treated as an acquisition by the acquirer and as a recapitalization by the acquiree for accounting purposes. Concurrent with the reorganization, Petrocal (the "Company") changed its year-end to August 31.

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

          During November 2001, the Company merged its inactive Triton-Eurasia Subsidiary into Petrocal.

          (B) Use of Estimates

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

          (C) Oil and Gas Properties

          The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are
          capitalized  when  incurred,   pending

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. An impairment loss of $64,020 was recorded in 2002.

          (D) Long-Lived Assets

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

          (E) Revenue Recognition

          The Company recognizes revenue from working interest when it is earned and collectable. Foreign currency translation gains and losses were included in income.

          (F) Stock Based Compensation

          The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

          (G) Income Taxes

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

          (H) Fair Value of Financial Instruments

          The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, related party payables and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

          (I) Income (Loss) Per Share

          Basic and diluted net income (loss) per common share for the years ended August 31, 2002 and 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net income (loss) per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128. For 2002 and 2001, the effect of the assumed exercise of stock options was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

          (J) Business Segments

          The Company operates in one segment and therefore segment information is not presented.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          (K) Reclassification

          Certain amounts from prior periods have been reclassified to conform to the current year presentation.

          (L) Foreign Currencies

          The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Canadian dollars into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the shareholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses were included in the statement of operations because they were not material as of August 31, 2002 and 2001.

          (M) New Accounting Pronouncements

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

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

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

          In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001. In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor
          Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2    ACCOUNTS RECEIVABLE

          The  Company's   accounts   receivable  consist  of  working  interest
          receivables from various oil wells. The Company considers these amounts fully collectable and no provision has been made as of August 31, 2002.

NOTE 3    OIL AND GAS PROPERTIES

          Oil and gas properties at August 31, 2002 consisted of the following (successful efforts method):

          Proved                                                      $1,957,386
          Unproved                                                          --
                                                                      ----------
                                                                       1,957,386
          Less: Accumulated depletion                                     73,920
                                                                      ----------

               Oil and gas properties - net                            1,883,466
                                                                      ==========

          Depletion expense for the years ended August 31, 2002 and 2001 is $61,182 and $12,738, respectively.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

NOTE 4    NOTE PAYABLE - STOCKHOLDER

          Note payable to stockholder, 9% interest,
          due on demand, unsecured                                   $    50,000
                                                                     -----------
                                                                     $    50,000
                                                                     ===========

NOTE 5    DUE TO RELATED PARTIES

          During 2002, the Company entered into a 25% working interest agreement with a company owned by certain family members of the Company's President. The working interest agreement covers certain properties acquired by the related company concurrent with the Company's working interest acquisition. The agreement calls for the Company to fund portions of the purchase price as each stage of the acquisition closes. The total purchase price was $1,250,000. As of August 31, 2002, required principal payments (including current maturities) on related party payables were as follows:

                              Year                                   Amount
           --------------------------------------------------    -------------
                              2003 (See Note 10 (A))             $     562,499
                              2004                                     104,167
                              2005                                     250,000
                                                                 -------------

                                                                 $     916,666
                                                                 =============

NOTE 6    STOCKHOLDERS' EQUITY

          (A) Preferred Stock

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          (B) Issuance of Common Stock for Cash

          During 2002, 1,332,000 common shares were issued for cash of $320,000 and a subscription receivable of $8,000.

          During 2001, 1,650,000 common shares were issued for cash of $225,286.

          (C) Issuance of Common Stock for Services

          During 2001, 300,000 common shares were issued for legal services.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          (D) Conversion of Stockholder Notes Payable During 2002,  stockholders
          converted   $306,368  in  notes  payable  and  accrued  interest  into
          1,225,473 shares of common stock.

          During 2001, a stockholder converted $75,000 in notes payable to 750,000 shares of common stock. The shares were valued at fair value based on concurrent cash offering prices. No gain or loss was recognized on the conversion.

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

NOTE 7    RELATED PARTY TRANSACTIONS

          During 2002, stockholders converted $306,368 of notes payable into 1,225,473 shares of common stock.

          During 2001, a stockholder converted $75,000 of notes payable into 750,000 shares of common stock.

          During 2002, the Company recorded approximately $21,500 in revenue from an entity related to family members of the President.

          See Notes 4, 5 and 6.

NOTE 8    CONCENTRATIONS OF CREDIT RISK

          The Company derives all of its revenues from four oil wells located in Southern California. Financial instruments, which potentially subject the Company to

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          concentrations of credit risk, consist of accounts receivable due from two companies.

NOTE 9    INCOME TAXES

          Income tax (benefit) consists of the following:

          2002              Current             Deferred               Total
                         -------------      ---------------     ----------------
          Federal        $          --      $            --     $             --
          State                  1,600                   --                1,600
                         -------------      ---------------     ----------------
                         $       1,600      $            --     $          1,600
                         =============      ===============     ================
          2001

          Federal        $          --      $            --     $             --
          State                     --                   --                   --
                         -------------     ----------------     ----------------
                         $          --      $            --     $             --
                         =============     ================     ================

          The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended August 31, 2002 and 2001 (computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

                                                      2002                 2001

Computed "expected" tax expense (benefit)           $(6,363)             $    --
Valuation allowance                                   4,763                   --
                                                    -------              -------
Income tax (benefit) expense                        $ 1,600              $    --
                                                    =======              =======

          At August 31, 2002, the Company had a net operating loss carryforward of approximately $18,700 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2022. The Company recorded a valuation allowance of $4,763 at August 31, 2002 to fully offset the deferred tax asset benefit.

NOTE 10   COMMITMENTS AND CONTINGENCIES

          In April, 2003, the Company was joined as a defendant in a lawsuit that originally had been filed in April 2002 by the County of Los Angeles and the Los Angeles Flood Control District against Kernview Oil Corporation, Pacific Energy Resources, Sunset Pipeline and Terminalling, Inc., Titan Energy, Inc., Trio

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          Petroleum, Inc. Danex Aggregate Materials, Inc., Kevin Hodges and Morris Hodges. Starting in March 2003, the plaintiffs in that lawsuit began adding the more than 100 owners of the mineral interests that are the subject of the oil leases held by the originally-named companies as defendants. The complaint seeks declaratory relief, a preliminary and permanent injunction and damages (compensatory and punitive) based on allegations that the originally-named defendants operated their oil leases in such a manner as to cause pollution to the soil and waters of the Whittier Narrows Flood Control Basin. The Company was joined as a defendant because it acquired an interest in three of those leases from Pacific Energy Resources.

          The Company answered the complaint in which it denied all the material allegations and alleged various affirmative defenses. The Company also filed a cross-complaint against the plaintiffs and the Los Angeles County Department of Public Works for, among other things, inverse condemnation. On May 21, 2003, the Court granted the motion for summary adjudication filed by Pacific Energy Resources, among others, holding that the plaintiffs did not have standing to allege any claims based on the leases' alleged unprofitable operations.

          On June 18, 2003, the Company and the plaintiffs agreed on the material terms of a settlement pursuant to which the Company agreed, among other things, to abandon three of the fourteen leases acquired pursuant to the Pacific Energy transaction referenced above. The plaintiffs agreed to provide the funds necessary to accomplish the abandonment. The Pacific Energy Resources transaction involved acquisition of a total of 54 wells, of which only six are included in the leases being abandoned. As a result, the Company does not expect to suffer an adverse material economic impact as a result of the settlement.

          The Company is not a party to any other litigation or threatened litigation.

NOTE 11   SUBSEQUENT EVENTS

          (A) Line of Credit

          In October 2002, the Company entered into a revolving loan agreement with a company owned by an investor in the Company for a maximum of $1,000,000. The Agreement calls for interest at 1% plus prime due monthly and guaranteed by the Company's investment in certain working interest investments. The loan is due in full September 2, 2007. As of March 15, 2003, the Company has drawn down $735,000 under this agreement to repay the current portion of the amount due to related parties and for the acquisition of a third well in the Cascade field.

          (B) Subsequent Operations

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 (CONSOLIDATED)
           -----------------------------------------------------------

          The Company has expended approximately $200,000 in costs for the completion of a new well in the Cascade field. The Company has a working interest of 12.7%.

          (C) Issuance of shares for services

          The Company issued 1,000,000 shares of common stock in exchange for services to a Cayman Island corporation on February 28, 2003.