Form 10KSB
period 2003-08-31
PETROCAL INC
filed 2004-05-28
CIK 1102339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                    For the fiscal year ended August 31, 2003

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

Yes ___        No _x_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.

$484,666

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The last sale for cash of the shares of common stock of the Company to a non-affiliate was made on August 27, 2002 under a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, at the price of $0.25 per share. Thereafter, the Company issued on February 28, 2003, 1,000,000 shares of common stock in exchange for services to a Cayman Island corporation. The issuance was made in reliance of Section 4(2) of the Securities Act. The total number of shares of common stock of the Company issued and outstanding as of April 30, 2004 were 17,198,402, of which 8,652,298 shares were held by persons that were not directors, officers or beneficial owners of more than ten percent (10%) of the issued and outstanding shares of the Company. Based on the foregoing, the aggregate market value of the shares of common stock of the Company is $4,296,600.50 and the aggregate market value of all of the shares of common stock of the Company held by non-affiliates is $2,130,984.75.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at of April 30, 2004

Common Stock, par value $0.0001                             17,198,402
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

The Company, together with Trio Petroleum, Inc., a California Corporation (collectively, with the Company, the "Farmee"), had in November 2000 executed a "farmout agreement," with Patriot Resources, LLC, a Colorado limited liability company, The Rudman Partnership, a Texas partnership, and Nortex Corporation, a Texas corporation (collectively, the "Farmor"), for the drilling and completion of certain wells in the Cascade Oil Field in the Santa Susana Mountains within the city of Los Angeles, California (the "Cascade Interests"). The Company had an approximately 12% working interest in the project. The Company's portion of the capital expenditure at the Cascade field for the period ending August 31, 2003 was $183,092.

The company estimated that a total of 6-9 wells will be required to fully develop the field. Drilling was done on 4 wells. The first well (Cascade Unit 1) began on February 19, 2001 and was placed in production March 23, 2001. Drilling of the second well (Cascade Unit 2) began on August 15, 2001 and was completed and placed in production on October 2, 2001. Cascade Unit 3 began drilling on November 21, 2002 and was placed into production on January 15, 2003. Cascade Unit 4 began drilling on September 14th, 2003 and was placed into production on October 15th 2003. As of February 28, 2004, PetroCal's portion of the production from the 4 wells averaged 80-90 barrels of oil per day and 80-90 MCF of gas per day gross.

On March 1, 2004, the Company sold its entire right, title and interest in the Cascade Interests to Cascade Resources, LLC ("CRL"), a California limited liability company, for a cash price of $1,350,000. The Company has agreed to indemnify and hold harmless CRL from and against, among other things, any claims relating to the Company's good and marketable title to the Cascade Interests. The agreement also provides, among other things, for CRL to assume all environmental obligations connected with Cascade Interests.

Sawtelle Oil Field

The Company has a 2% working interest in approximately 230-acre portion of the Sawtelle Oil Field located in the north-west corner of the Los Angeles Basin. The field is operated by Breitburn Energy LLC, an independent entity. As of August 31, 2003, only one had been drilled and placed in production. Production from the first well was determined to be impaired by the Company and the well was written down $64,040 to its realizable value of $19,735 as of August 31,

2002. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss equaled the excess of net capitalized costs over the fair value determined for the well. There are no current plans for a second well at this time. No impairment cost was recorded on any property owned by the Company during the period ending August 31, 2003.

Pacific Energy Resources

The Company entered into an agreement with Scanner Investments LLC ("Scanner"), a Delaware limited liability company, which is party to an Asset Purchase Option Agreement dated as of April 18, 2002 with Pacific Energy (the "Option Agreement"). Pursuant to the Option Agreement, Scanner has the option to purchase, for a total purchase price of $5 million, a substantial part of the assets of Pacific Energy. Scanner, in turn entered into agreements with the Company and two other California-based companies, Shamrock Resources, Inc., and Katman Petroleum, Inc. (collectively, the "Acquiring Entities"), as of May 1, 2002, pursuant to which the Company shall acquire a 25% working interests in the assets of Pacific Energy in exchange of a purchase price of $1,250,000 (the "Purchase Price"). As of August 31 2003, the Company had invested approximately $1,472,000 in the transaction, including the Purchase Price and the drilling cost of $222,000 for Phase I of the redevelopment.

Phase I of the pilot redevelopment began in May 2003. The program focused primarily on the oil and gas leases located within the Wilmington Oil Field. The current plan calls for the re-drilling of 5 wells. The cost of the development is currently estimated at $2.5 million and is expected to raise the production of oil by 400 barrels per day. The Company estimates its portion of the capital expenditures at $625,000.00 which expenditure is has been incurred by the Company.

Pacific Energy's assets include fourteen oil and gas leases in four fields located in the prolific Los Angeles Basin. The fields, Wilmington, Long Beach, Rosecrans and Montebello are expected to produce about 487 barrels of oil per day from 54 wells.

ITEM 2.  DESCRIPTION OF PROPERTY

Oil and gas properties at August 31, 2003 consisted of the following (successful efforts method):
         Proved                                     $   2,563,498
         Unproved                                              --
                                                    -------------
         Less: Accumulated depletion                      135,375
                                                    -------------
               Oil and gas properties - net         $   2,428,123
                                                    =============

Depletion expenses for the years ended August 31, 2003 and 2002 were $61,455 and $61,182, respectively.

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

On July 31, 2003, the parties entered into a settlement agreement pursuant to which Pacific Energy Resources abandoned six wells from a total of 54 wells included in the leases acquired. The Company has not suffered any adverse material economic impact as a result of the settlement. See Exhibit 10.1 attached hereto for a copy of the settlement.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The securities of the Company are not registered under the Securities Act, and there is no public market for the securities. As of April 30, 2004, the total number of holders of record of the Company's common stock was 47 which collectively held all of the 17,198,402 issued and outstanding common shares. During the year under audit, the Company issued on February 28, 2003, 1,000,000 shares of common stock to a Cayman Island corporation in exchange of services rendered, which offering was not registered under the Securities Act in reliance of Section 4(2) of that Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Section should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-KSB. The Company was a blank check company with no operations prior to the Business Combination with Triton. The year under audit was the second full year of operations for the Company and the first year during which the Company made an operating profit ($24,728 as against an operating loss of $9,338 for the period ending August 31, 2002).

The Company has over the past year has made substantial progress. It has increased its production from approximately 200 BOE per day net to approximately 250 BOE net to the Company which is an increase of 25%. The Company's estimates recoverable reserves at approximately 4,205,000 BBLS.

The Company expects to drill approximately 5 wells in 2004, in the Wilmington Oil field. The Company feels that current cash flow and lines of credit should be adequate to fund 2004 development program. The Company continues to evaluate acquisition targets within the Long Beach area within the Wilmington Oil field and expects to close one other acquisition by June 2004. The Company continues to be optimistic on the general market conditions for the oil and gas sector. Fundamentals and industry experts on both supply and demand as well as the actions by OPEC suggest that oil and gas prices should remain strong at $25BBL or so in the near future.

As of August 31, 2003, the Company had a net loss of $17,786 (as against $20,315 as of August 31, 2002) and accumulated deficit of $1,092,745 (as against $1,074,958 as of August 31, 2002). Oil and gas sales were $484,666 (as against $175,645 for the period ending August 31, 2002). The increase in revenue was due to additional oil production from Cascade oil field and Pacific Energy Assets.

The Company incurred no exploration costs for the fiscal year ended August 31, 2003 ($22,809 for period ending August 31, 2002). Depletion for the fiscal year ended August 31, 2003 was $61,445 ($61,182 period ending August 31, 2002) primarily attributable to the depletion and amortization of the production in the Cascade Oil Field.

Selling, general and administrative expense increased in line with stepped-up operations to $148,483 for the year ending August 31, 2003 as against $36,972 for the fiscal year ended August 31, 2002.


ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements for the year ended August 31, 2003 are attached at the end of this filing. As more particularly set forth therein, during the year, the Financial Accounting Standards Board issued several accounting pronouncements, including SFAS 148 and 150. The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of August 31, 2003, the following were all of the directors and officers of the Company: Vladimir Katic, Chairman of the Board; Darren V. Katic, President, Principal Financial and Accounting Officer and Director; Daniel H. Thompson, Chief Operating Officer and Director; Matthew Hagen, Secretary and Director; and Brian Dawson, Director. All of the Company's directors hold office until the next annual meeting of its stockholders or until their successors are duly elected and qualify. Officers serve at the pleasure of the Board of Directors.

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

The Company has no significant employee other than Darren V. Katic, President. Darren Katic is the son of Vladamir Katic. As of April 30, 2004, the following persons or entities hold ten percent (10%) or more of the securities of the
Company:

----------------------------------------------------------------------------------------------
NAME OF STOCKHOLDER           NUMBER OF SHARES OF   PERCENTAGE OF TOTAL    WHETHER OFFICER OR
                              COMMON STOCK ISSUED    SHARES OF COMMON           DIRECTOR
                                AND OUTSTANDING      STOCK ISSUED AND
                                                        OUTSTANDING
----------------------------------------------------------------------------------------------
Global Holding for Energy &
Lend Lease                         2,900,000              16.86%                   No
----------------------------------------------------------------------------------------------
Manhattan Capital Ltd.             3,119,999              18.14%                   No
----------------------------------------------------------------------------------------------
Dawson, Brian P.                   2,266,666              13.18%                   Yes
----------------------------------------------------------------------------------------------

To the knowledge of the Company, none of the foregoing directors, officers, and beneficial owners of more than ten percent of the securities of the Company has filed Forms 3, 4, 5, or Schedule 13D or Schedule 13G when due.

ITEM 10.  EXECUTIVE COMPENSATION

During the fiscal year ending August 31, 2003, the Company's President, Mr. Darren Katic, received compensation of $25,000 plus a company paid medical plan. No other officers or directors of the Company received any compensation for their services rendered to the Company during the year. Effective September 1, 2003 the Company has entered into an employment agreement with the President, pursuant to which Mr. Katic will be paid an annual compensation of $75,000 per year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2003 each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock. Percentages as of April 30, 2004, if different, are set forth alongside in parenthesis.

-------------------- ------------------------------------------------- ----------------------- -----------------
                                                                       AMOUNT AND NATURE OF
TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNER        PERCENT OF CLASS
-------------------- ------------------------------------------------- ----------------------- -----------------
Common shares        Global Holding for Energy & Lend Lease            2,900,000 shares        16.86%
                     Werdenbergerweg 11, PO Box 483, FL-9490 Vaduz
                     Principality of Liechenstein
-------------------- ------------------------------------------------- ----------------------- -----------------
Common shares        Manhattan Capital, Ltd.                           3,119,999               18.14%
                     Buckingham Square, Penthouse
                     West Bay Road, SMB P.O. Box 30691
                     GT, Grand Cayman, Cayman Islands
-------------------- ------------------------------------------------- ----------------------- -----------------
Common shares        Brian P. Dawson                                   2,266,666               13.18%
                     737 Longfellow
                     Hermosa Beach, CA 90254
-------------------- ------------------------------------------------- ----------------------- -----------------
Common shares        Scanner Investments, Inc.                         1,133,333                6.59%
                     Ansbacher House
                     2nd Floor, East & Shirley Sts North
                     P.O. Box N-4244 Nassau, Bahamas
-------------------- ------------------------------------------------- ----------------------- -----------------
Common shares        Thunderbird Mouldings Company                     1,623,819 [1]           9.44%
                     8180 Industrial Parkway
                     Sacramento, CA 95824
-------------------- ------------------------------------------------- ----------------------- -----------------
Common Shares        Exploration Consultants Limited                   Nil                     5.81%
                     Buckingham Square, 3rd Floor                      (1,000,000)
                     720 West Bay Road, PO Box 30691SMB
                     Grand Cayman, Cayman Islands
-------------------- ------------------------------------------------- ----------------------- -----------------

None of the above-noted beneficial owner has currently any rights to acquire within 60 days after the date hereof any equity securities of the Company pursuant to any options, warrants, rights, conversion privileges or similar obligations.

The following table sets forth, as of August 31, 2003 the ownership of securities of the company by each of the directors and officers of the Company:

------------------------ --------------------------------------------- ----------------------- -----------------
                                                                       AMOUNT AND NATURE OF
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNER        PERCENT OF CLASS
------------------------ --------------------------------------------- ----------------------- -----------------
Common shares            Vladamir Katic                                100                     0
                         1065 West Pier E Street
                         Long Beach CA 90802
------------------------ --------------------------------------------- ----------------------- -----------------
Common shares            Darren Katic                                  100                     0
                         648 First Street
                         Hermosa Beach, CA 90254
------------------------ --------------------------------------------- ----------------------- -----------------
Common shares            Brian P. Dawson                               2,266,666               13.18%
                         737 Longfellow
                         Hermosa Beach, CA 90254
------------------------ --------------------------------------------- ----------------------- -----------------
Common Shares            Matthew Hagen                                 0                       0
                         2401 Pennsylvania Avenue NW
                         Washington, DC 20037
------------------------ --------------------------------------------- ----------------------- -----------------
Common shares            Daniel H. Thompson                            365,433                 2.12%
                         700, 839-Fifth Avenue
                         FW Calgary, Alberta T2P3C8 Canada
------------------------ --------------------------------------------- ----------------------- -----------------
All executive officers
and directors as a group 2,632,299                                     15.31%
---------------------------------------------------------------------- ----------------------- -----------------

None of the above-noted beneficial owner has currently any rights to acquire within 60 days after the date hereof any equity securities of the Company pursuant to any options, warrants, rights, conversion privileges or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2002, the Company entered into a revolving loan agreement with a stockholder holding more than five percent (5%) of the shares of common stock of the Company. As of August 31, 2003, the Company had outstanding loan of $736,373 under the line of credit. The loan is due in full of September 2, 2007. Please also see audited financial statement attached hereto.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10.1   Settlement with City of Los Angeles (See Item 3)
          Exhibit 32.1 Certification Required Pursuant To Section 906 of Sarbanes-Oxley Act of 2002

     (b)  Form 8-K
          None

ITEM 14. CONTROLS AND PROCEDURES

As of the date of this Report included in this document, the Company carried out an evaluation, under the supervision of the Company's President of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are generally effectively designed and in place. However, accumulation and communication of corporate and financial reports needs to be made timely. There were no significant changes in the Company's internal controls or in other factors that could adversely affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROCAL INCORPORATED
(Registrant)

By:
           ----------------------
Name:      Darren. V. Katic
Title:     President
           Principal Executive Officer and Principal Financial Officer (Signature and Title)


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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 5, 2004.

s/d
    ------------------
Name:     Darren. V. Katic
Title:    President, Principal Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/d
----------------------     President, Chief Financial and
Darren V. Katic            Accounting Officer, and Director        May 19, 2004


s/d                        Secretary and Director                  May 12, 2004
----------------------
Matthew Hagen


s/d
----------------------
Vladamir Katic             Chairman of the Board                   May 19, 2004

s/d
----------------------
Daniel H. Thompson         Director                                May 12, 2004


s/d
----------------------     Director                                May 24, 2004
Brian Dawson

ITEM 7 FINANCIAL STATEMENTS




                             PETROCAL, INCORPORATED
                              FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2003


                                 [SEE NEXT PAGE]

                                 PETROCAL, INC.
                              FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2003

                                 PETROCAL, INC.


                                    CONTENTS


PAGE     1      INDEPENDENT AUDITORS' REPORT

PAGE     2      BALANCE SHEET AS OF AUGUST 31, 2003

PAGE     3      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2003 AND
                2002

PAGE     4      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS
                ENDED AUGUST 31, 2003 AND 2002

PAGES  5 - 6    STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2003 AND
                2002

PAGES  7 - 16   NOTES TO FINANCIAL STATEMENTS

WEINBERG & COMPANY, P.A.
----------------------------
Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Petrocal, Inc.


We have audited the accompanying balance sheet of Petrocal, Inc. as of August 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Petrocal, Inc. as of August 31, 2003 and the results of its operations and its cash flows for the years ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

s/d
Weinberg & Company, P.A.

February 25, 2004
Boca Raton, Florida

                                  PETROCAL, INC.
                                  BALANCE SHEET
                              AS OF AUGUST 31, 2003


                                     ASSETS

Current assets
   Cash                                                                           $   157,694
   Accounts receivable                                                                242,734
                                                                                  -----------
        Total Current Assets                                                          400,428

              OIL AND GAS PROPERTIES, NET                                           2,428,123
                                                                                  -----------
TOTAL ASSETS                                                                      $ 2,828,551
                                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          $    58,179
   Due to related parties                                                             132,619
   Due to Patriot Resources                                                           183,093
   Current portion of acquisition debt to related party                               104,165
   Current portion of notes and advances payable to stockholders                       50,000
                                                                                  -----------
        Total Current Liabilities                                                     528,056

LONG-TERM LIABILITIES
   Acquisition debt to related party, net of current portion                          250,000
   Line of credit agreement                                                           736,373
   Notes and advances payable to stockholders, net of current portion                 100,000
                                                                                  -----------

TOTAL LIABILITIES                                                                   1,614,429
                                                                                  -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued
      and outstanding                                                                      --

   Common stock, $.0001 par value, 100,000,000 shares authorized, 17,176,237
      issued and outstanding                                                            1,718
   Additional paid-in capital                                                       2,309,313
   Accumulated deficit                                                             (1,092,745)
   Subscription receivable                                                             (8,000)
   Accumulated other comprehensive income                                               3,836
                                                                                  -----------

        Total Stockholders' Equity                                                  1,214,122
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,828,551
                                                                                  ===========

                 See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                    For The Year    For The Year
                                                                       Ended           Ended
                                                                     August 31,      August 31,
                                                                        2003            2002
                                                                    ------------    ------------
SALES                                                               $    484,666    $    175,645
                                                                    ------------    ------------

COSTS AND EXPENSES
  Impairment of oil and gas property                                          --          64,020
  Depletion                                                               61,455          61,182
  Dryhole costs                                                               --          22,809
  Non cash compensation                                                  250,000
  Selling, general and administrative                                    148,483          36,972
                                                                    ------------    ------------
                    TOTAL OPERATING COSTS AND EXPENSES                   459,938         184,983
                                                                    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                             24,728          (9,338)
                                                                    ------------    ------------

OTHER (INCOME) EXPENSE

  Other income                                                              (397)             --

  Interest income                                                            (67)             --
  Interest expense                                                        38,452           9,377
                                                                                    ------------
                                                                                    ------------
                           TOTAL OTHER EXPENSE                            37,988           9,377
                                                                    ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (13,260)        (18,715)

  Income tax expense                                                       4,526           1,600
                                                                    ------------    ------------

NET LOSS                                                            $    (17,786)   $    (20,315)
                                                                    ============    ============

Net loss per share - basic and diluted                              $         --    $         --
                                                                    ============    ============

Weighted average number of shares outstanding during the period -
basic and diluted                                                     16,676,237      14,871,096
                                                                    ============    ============


                 See accompanying notes to financial statements.

                                 PETROCAL, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


                                             Preferred Stock              Common Stock          Additional
                                       -------------------------   -------------------------     Paid-In     Accumulated
                                         Shares         Amount        Shares       Amount $      Capital       Deficit
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, September 1, 2001                      --            --    13,618,764         1,362     1,425,301    (1,054,643)

Stock issued for cash                           --            --     1,332,000           133       327,867            --

Stock issued for settlement of notes
  payable and accrued interest                  --            --     1,225,473           123       306,245            --

Net loss for the year                           --            --            --            --            --       (20,315)
                                       -----------   -----------   -----------   -----------   -----------   -----------

Balance, August 31, 2002                        --            --    16,176,237         1,618     2,059,413    (1,074,958)

Stock issued for services                       --            --     1,000,000           100       249,900            --


Net loss for the year                           --            --            --            --            --       (17,786)
                                       -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 2003                        --   $        --    17,176,237   $     1,718   $ 2,309,313   $(1,092,745)
                                       ===========   ===========   ===========   ===========   ===========   ===========

                                                       Accumulated
                                                         Other
                                       Subscriptions Comprehensive
                                        Receivable       Income        Total
                                       -----------    -----------   -----------
Balance, September 1, 2001                      --          3,836       375,856

Stock issued for cash                       (8,000)            --       320,000

Stock issued for settlement of notes
  payable and accrued interest                  --             --       306,368

Net loss for the year                           --             --       (20,315)
                                       -----------    -----------   -----------

Balance, August 31, 2002                        --          3,836       981,909

Stock issued for services                       --             --       250,000


Net loss for the year                           --             --       (17,786)
                                       -----------    -----------   -----------

BALANCE, AUGUST 31, 2003               $    (8,000)   $     3,836   $ 1,214,123
                                       ===========    ===========   ===========


                 See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                           For The Year    For The Year
                                                              Ended           Ended
                                                            August 31,      August 31,
                                                               2003            2002
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                 $ (17,786)      $ (20,315)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Common stock issued for services                          250,000           6,368
   Depletion                                                  61,455          61,182
   Dry hole costs                                                 --          22,809
   Impairment of oil and gas property                             --          64,020
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     (211,190)         11,413
   Increase (decrease) in:
    Accounts payable and accrued expenses                     (7,884)        (44,038)
                                                                             320,000
                                                           ---------       ---------
        Net Cash Provided By Operating Activities             74,595         421,439
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas property                          (290,400)       (630,782)
  Proceeds from note receivable                                   --          50,303
  Stockholder loans                                               --          20,054
                                                           ---------       ---------
        Net Cash Used In Investing Activities               (290,400)       (560,425)
                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from line of credit                               736,372         200,000
  Increase in notes and advances payable to stockholders     100,000
  Payment of acquisition debt to related party              (562,501)             --
                                                           ---------       ---------
        Net Cash Provided By Financing Activities            273,871         200,000
                                                           ---------       ---------

NET INCREASE IN CASH                                          58,066          61,014

Cash at beginning of YEAR                                     99,628          38,614
                                                           ---------       ---------

CASH AT END OF YEAR                                        $ 157,694       $  99,628
                                                           =========       =========


                 See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)



Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

During 2002, the Company converted notes payable and accrued interest of $306,368 into 1,225,473 shares of common stock.

During 2002, the Company acquired oil and gas property in exchange for extinguishment of a related party payable of $916,666.

During 2003, the Company issued 1,000,000 shares of common stock valued at $250,000 for consultation services.

During 2003, the Company acquired oil and gas property in exchange for an advance payable to Patriot Resources of $183,093, and an increase in due to related parties of $132,619.


                 See accompanying notes to financial statements.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


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

         Petrocal, Inc., an inactive public shell corporation, was incorporated in Delaware on June 7, 1999. On July 31, 2001, Petrocal, Inc. acquired all the outstanding stock of Triton-Eurasia Petroleum, Inc. As a result, the reorganization was treated as an acquisition by the acquirer and as a recapitalization by the acquiree for accounting purposes. Concurrent with the reorganization, Petrocal (the "Company") changed its year-end to August 31. Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated and during November 2001, the Company merged its inactive Triton-Eurasia Subsidiary into Petrocal.

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

         Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


         loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. An impairment loss of $64,020 was recorded in 2002. No impairment is recorded for 2003, the company has evaluated it's properties and though at least one holding has not generated direct cash flows, revenues not received have been utilized in payment of past due amounts which is not an unusual practice in the industry, and is permitted under the terms of their Joint Interest Operating Agreement for this well.

         (D) LONG-LIVED ASSETS

         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

         (E) REVENUE RECOGNITION AND CONCENTRATION OF CUSTOMERS

         The Company recognizes revenue from working interest when it is earned and collectable. The Company currently has operating interests in oil and gas ventures. One venture is with a related entity and accounted for 41% and 12% of total revenue in 2003 and 2002, respectively (see
         Notes 2 and 9), and the other venture accounted for 59% and 88% of total revenue in 2003 and 2002, respectively.

         (F) STOCK BASED COMPENSATION

         The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

         (G) INCOME TAXES

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


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

         (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, related party payables and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

         (I) INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per common share for the years ended August 31, 2003 and 2002 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net income (loss) per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128. For 2003 and 2002, the effect of the assumed exercise of stock options was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

         (J) BUSINESS SEGMENTS

         The Company operates in one segment and therefore segment information is not presented.

         (K) RECLASSIFICATION

         Certain amounts from prior periods have been reclassified to conform to the current year presentation.

         (L) FOREIGN CURRENCIES

         The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Canadian dollars into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the shareholders' equity section of the balance sheet when

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


         material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses were included in the statement of operations because they were not material as of August 31, 2003 and 2002.

         (M) CONCENTRATIONS OF CREDIT RISK

         The Company derives all of its revenues from four oil wells located in Southern California. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable due from two companies.

         (N) RECENT ACCOUNTING PRONOUNCEMENTS

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

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity".   SFAS  No.  150  establishes  standards  for  how  an  issuer

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


         classifies and measure in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (Or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 15 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, " which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 "46R" that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R.

         The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2   ACCOUNTS RECEIVABLE

         The Company's accounts receivable consist of working interest receivables from various oil wells. The Company considers these amounts fully collectable and no provision for doubtful accounts has been made as of August 31, 2003. As of August 31, 2003, $212,364 of the receivable is due from a related entity, and the collection of the receivable may be applied to amounts due that entity (see Note 9).

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


NOTE 3   OIL AND GAS PROPERTIES

         Oil and gas properties at August 31, 2003 consisted of the following (successful efforts method):

         Proved                                                 $2,563,498
         Unproved                                                       --
                                                                ----------
                                                                 2,563,498
         Less: Accumulated depletion                               135,375
                                                                ----------
               Oil and gas properties - net                     $2,428,123
                                                                ==========

         The costs above consist of the Company's various interests in Oil and Gas Properties. On June 18, 2003, Pacific Energies, of which the Company owns a 25% interest, agreed on the material terms of a settlement pursuant to which Pacific Energies agreed, among other things, to abandon three leases with an approximate net book value of $76,000 (see Note 11).

         Depletion expense for the years ended August 31, 2003 and 2002 is $61,455 and $61,182, respectively.


NOTES 4  NOTES AND ADVANCES  PAYABLE TO STOCKHOLDERS

         Notes and advances payable to stockholders consist of the following as of August 31, 2003:

         (a)      Advances  from  a  stockholder,   accruing
                  interest  at  rate  of 9% per  annum.  The
                  advance is  unsecured  and due on December
                  23, 2004.                                        $      50,000

         (b)      Note  payable to  stockholder,  unsecured,
                  non -interest  bearing and payable in full
                  April 2005.                                             55,000

                  Note  payable to  stockholder,  unsecured,
                  interest payable on a monthly basis at the
                  prime  rate plus 1% per  annum,  principal
                  due in full April 2005                                  45,000
                                                                   -------------
                                                                   $     150,000
                                                                   =============

         As of August 31, 2003, required principal payments on the notes payable was as follows:

                          Year ending August 31,                       Amount
                          ----------------------                   -------------
                                   2004                            $      50,000
                                   2005                                  100,000
                                                                   -------------
                                                                   $     150,000
                                                                   =============

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


NOTE 5   ACQUISITION DEBT TO RELATED PARTY

         During 2002, the Company entered into a 25% working interest agreement with a company owned by certain family members of the Company's President. The working interest agreement covers certain properties acquired by the related company concurrent with the Company's working interest acquisition. The agreement calls for the Company to fund portions of the purchase price as each stage of the acquisition closes. The total purchase price was $1,250,000, of which $364,165 is outstanding as of August 31, 2003 and consists of;

            (a) $250,000 note that bears interest at a rate of 7.5% per annum, payable interest only on a quarterly basis, with the principal balance due January 15, 2005, which maturity date can be extended to January 15, 2006 provided that the Company is not in default under the note and all payments of accrued interest are current, and

            (b) a $104,165 non interest bearing note payable initially due December 31, 2003, and subsequently extended to June 30,2004.

         As of August 31, 2003, required principal payments on the acquisition debt was as follows:

                             Year ending August 31,               Amount
                             ----------------------            -----------
                                      2004                     $   104,165
                                      2005                         250,000
                                                               -----------
                                                               $   354,165
                                                               ===========

NOTE 6   LINE OF CREDIT AGREEMENT

         In October 2002, the Company entered into a revolving loan agreement with a company owned by an investor in the Company for a maximum of $ 1,000,000. As of August 31, 2003, the Company had outstanding advances against this line of $736,373. The Agreement calls for interest payable on a monthly basis at the prime rate plus 1% per annum. The loan is secured by the Company's interest in the Long Beach working interest that is included in Oil and Gas Properties (see Note 3) The loan is due in full September 2, 2007, and contains certain covenants for which the Company was either in compliance with, or had obtained waiver of, as of August 31, 2003.

NOTE 7   DUE TO PATRIOT RESOURCES

         In June 2003 the Company committed to an oil property acquisition amounting to $183,093, which is included in oil and gas properties (see
         Note 3). Payment in full on the amount due was made, without interest, shortly after August 31, 2003

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


NOTE 8   STOCKHOLDERS' EQUITY

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

          (C) ISSUANCE OF COMMON STOCK FOR SERVICES

         During 2003, the Company issued 1,000,000 shares of common for consultation services. The shares were valued at $.25 per share for total consideration of $250,000.

         (D) CONVERSION OF STOCKHOLDER NOTES PAYABLE

         During 2002, stockholders converted $306,368 in notes payable and accrued interest into 1,225,473 shares of common stock.

NOTE 9   RELATED PARTY TRANSACTIONS

         During 2002, stockholders converted $306,368 of notes payable into 1,225,473 shares of common stock.

         During the years ended August 31, 2003 and 2002, the Company recorded revenue of approximately $200,800 and $21,500, respectively, from an entity related to family members of the President. As of August 31, 2003, accounts receivable consisted of $212,364 from this entity (see
         Note 2).

         The Company also has advances payable in the amount of $130,994 to this related party at August 31, 2003. The advances are payable upon demand, without interest, and are secured by the related party accounts receivable of $212,364.

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


NOTE 10  INCOME TAXES

         Income tax (benefit) consists of the following:

         2003                              Current     Deferred      Total
                                           --------    --------    --------

         Federal                           $  3,726    $     --    $  3,726
         State                                  800          --         800
                                           --------    --------    --------

                                           $  4,526    $     --    $  4,526
                                           ========    ========    ========

         2002

         Federal                           $     --    $     --    $     --
         State                                1,600          --       1,600
                                           --------    --------    --------

                                           $  1,600    $     --    $  1,600
                                           ========    ========    ========

         The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended August 31, 2003 and 2002 (computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

                                                         2003          2002

         Computed "expected" tax expense (benefit)    $  67,992     $   6,363
         Valuation allowance                            (63,466)       (4,763)
                                                      ---------     ---------

         Income tax expense                           $   4,526     $   1,600
                                                      =========     =========

         At August 31, 2003, the Company had a net operating loss carryforward of approximately $189,000 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2023. The Company recorded a valuation allowance of $63,466 at August 31, 2003 to fully offset the deferred tax asset benefit.

NOTE 11  COMMITMENTS AND CONTINGENCIES

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

                                 PETROCAL, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONSOLIDATED)


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

         On June 18, 2003, the Company and the plaintiffs agreed on the material terms of a settlement pursuant to which the Company agreed, among other things, to abandon three of the fourteen leases acquired pursuant to the Pacific Energy transaction referenced above. The plaintiffs agreed to provide the funds necessary to accomplish the abandonment. The Pacific Energy Resources transaction involved acquisition of a total of 54 wells, of which only six are included in the leases being abandoned. As a result, the Company does not expect to suffer an adverse material economic impact as a result of the settlement. On July 31, 2003 the company entered into a settlement agreement with the County of Los Angeles for which it has evaluated it's obligation costs for abandonment, including recorded net book value of assets of approximately $76,000, versus anticipated reimbursement at certification. At August 31, 2003 the Company estimates a gain on abandonment of $94,000 that will be recorded in fiscal 2004.

         The Company is not a party to any other litigation or threatened litigation.

NOTE 12    SUBSEQUENT EVENTS

         On March 1, 2004, the Company sold its entire right, title and interest in the Cascade Interests to Cascade Resources, LLC ("CRL"), a California limited liability company, for a cash price of $1,350,000. The Company has agreed to indemnify and hold harmless CRL from and against, among other things, any claims relating to the Company's good and marketable title to the Cascade Interests. The agreement also provides, among other things, for CRL to assume all environmental obligations connected with Cascade Interests.